Form 10-K
period 2020-12-31
TODOS MEDICAL LTD.
filed 2021-04-21
CIK 1645260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number 000-56026

TODOS MEDICAL LTD.

(Exact name of registrant as specified in its charter)

Israel	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

121 Derech Menachem Begin, 30th Floor, Tel Aviv, 6701203 Israel

(Address of principal executive offices and Zip Code)

+972 (52) 642-0126

(Registrant’s telephone number, including area code)

(I.R.S. Employer Identification No.)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232-405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting ordinary shares held by non-affiliates of the registrant, computed by reference to the closing price at which the Ordinary Shares were last sold on the Over The Counter Market, as of the fiscal quarter ended June 30, 2020, was approximately $ 29,274,310.

As of April 13, 2021, the registrant had 552,345,481 ordinary shares outstanding.

INTRODUCTION AND USE OF CERTAIN TERMS

Unless otherwise indicated, all references to the “Company,” “we,” “our,” “Todos” and “Todos Medical” refer to Todos Medical Limited and its subsidiaries, Todos Medical USA, a Nevada corporation, Todos Medical Singapore Pte. Ltd., a Singaporean corporation, and to Corona Diagnostics, LLC, a Nevada limited liability company and a subsidiary of Todos Medical USA and Breakthrough Diagnostics Inc., a Nevada corporation. References to “revenues” refer to net revenues. References to “U.S. dollars,” “dollars,” “U.S. $” and “$” are to the lawful currency of the United States of America, and references to “NIS” are to new Israeli shekels. All references to “shares” in this annual report on Form 10-K refer to the pre-reverse split ordinary shares of Todos Medical Ltd., par value NIS 0.01 per share. As is discussed elsewhere in this annual report on Form 10-K, on May 11, 2020, Todos’ shareholders approved a reverse split of its shares based upon a ratio to be determined by Todos’ management, and at their next annual meeting, Todos’ shareholders will be asked to approve an extension of the deadline for the reverse split.

FORWARD-LOOKING STATEMENTS

Some discussions in this Annual Report on Form 10-K, and the reports and documents incorporated by reference in this Annual Report on Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are based on management’s current beliefs and expectations and are subject to substantial risks and uncertainties, both known and unknown, that could cause our future results, performance or achievements to differ significantly from that expressed or implied by such forward-looking statements. These statements relate to future events or future financial performance. A number of important factors could cause our actual results to differ materially from those expressed in or implied by any forward-looking statements made by us in this annual report on Form 10-K. Forward-looking statements are often identified by words like: “believe,” “expect,” “estimate,” “anticipate,” “intend,” “project,” “may,” “will,” “should,” “plans,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section titled “Risk Factors” beginning on page 15, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward- looking statements. In addition, you are directed to factors discussed in the “Business” section beginning on page 3, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section beginning on page 32, as well as those discussed elsewhere in this annual report on Form 10-K.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Explanatory Note: U.S. Domestic Issuer Status

Effective January 1, 2021, we began filing periodic reports and registration statements with the SEC as a U.S. domestic issuer, after we determined that, as of June 30, 2020, we no longer qualified as a foreign private issuer under SEC rules. As a U.S. domestic issuer, we must now, for the first time, make our SEC filings under the rules applicable to U.S. domestic issuers, and must include certain disclosures that were not previously required.

Risk Factor Summary

Our business is subject to significant risks and uncertainties that make an investment in us speculative and risky. Below we summarize what we believe are the principal risk factors but these risks are not the only ones we face, and you should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors”, together with the other information in this Annual Report on Form 10-K. If any of the following risks actually occurs (or if any of those listed elsewhere in this Annual Report on Form 10-K occur), our business, reputation, financial condition, results of operations, revenue, and future prospects could be seriously harmed. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business.

Risks Related to Our Business

We have a history of losses, may incur future losses and may not achieve profitability.

We have a need for substantial additional financing and will have to significantly delay, curtail or cease operations if we are unable to secure such financing.

The report of our independent registered public accounting firm expresses substantial doubt about our ability to continue as a going concern.

Risks Related to our COVID-19 Antibody Test

There can be no assurance of market acceptance for our COVID-19 antibody test.

We rely on a third party to manufacture the COVID-19 antibody tests for us, and if such third party refuses or is unable to supply us with the COVID-19 test kits, our business will be materially harmed.

We may not succeed in completing the development of our cancer detection products, commercializing our products or generating significant revenues.

We are currently in the process of improving our technology and adapting to the high throughput methodology.

We will require additional funding in order to commercialize our cancer detection kits and to develop and commercialize any future products.

Risks Related to Our Intellectual Property

We may not successfully maintain our existing license agreement with BGU and Soroka, and we are currently not in compliance with the repayment terms of the license agreement, which could adversely affect our ability to develop and commercialize our product candidates.

If we are unable to protect our intellectual property rights, our competitive position could be harmed.

Because the medical device industry is litigious, we are susceptible to intellectual property suits that could cause us to incur substantial costs or pay substantial damages or prohibit us from selling our cancer detection kits.

Risks Related to Regulations

If we or our future distributors do not obtain and maintain the necessary regulatory clearances or approvals in a specific country or region, we will not be able to market and sell our cancer detection kits or future products in that country or region.

If we are unable to successfully complete clinical trials with respect to our cancer detection kits, we may be unable to receive regulatory approvals or clearances for our cancer detection kits and/or our ability to achieve market acceptance of our cancer detection kits will be harmed.

Risks Related to Our Operations in Israel

Conditions in Israel could materially and adversely affect our business

Your rights and responsibilities as a shareholder will be governed by Israeli law which differs in some material respects from the rights and responsibilities of shareholders of U.S. companies.

It may be difficult to enforce a judgment of a U.S. court against us, or against our officers and directors in Israel, or to assert U.S. securities laws claims in Israel or to serve process on our officers and directors in Israel.

Risks Related to Our Ordinary Shares

The sale or issuance of our ordinary shares to Lincoln Park may cause dilution and the sale of the ordinary shares acquired by Lincoln Park, or the perception that such sales may occur, could cause the price of our ordinary shares to fall.

We may not have access to the full amount available under the Purchase Agreement with Lincoln Park.

An active trading market for our Ordinary Shares may not develop and our shareholders may not be able to resell their Ordinary Shares.

PART I

ITEM 1.	BUSINESS

Overview

●	Todos Medical Ltd. (“Todos Medical,” the “Company,” “we,” “our,” “us”), is an in vitro diagnostics company focused on distributing comprehensive solutions for COVID-19 screening and diagnosis and developing blood tests for the early detection of cancer and Alzheimer’s disease.

●	Todos has entered into distribution agreements with companies to distribute certain novel coronavirus (COVID-19) test kits. The agreements cover multiple international suppliers of PCR testing kits and related materials and supplies, as well as antibody testing kits from multiple manufacturers after completing validation of said testing kits and supplies in its partner CLIA/CAP certified laboratory in the United States. Todos has combined the PCR testing kits with automated lab equipment to create lab workflows capable of performing up to 40,000 PCR tests per day. Todos has entered into supply agreements with CLIA/CAP certified laboratories in the United States to deploy these PCR workflows. Todos has formed strategic partnerships with Meridian Health and other strategic partners to deploy COVID-19 antigen and antibody testing in the United States. Additionally, the Company is developing a lab-based COVID-19 3CL protease test to determine whether a COVID-19 positive patient remains contagious after quarantine is complete and is further developing point-of-care-based embodiments of the lab test for use in screening programs worldwide.

●	In December 2020, Todos announced the commercial launch of its proprietary 3CL protease inhibitor dietary supplement Tollovid™ at The Alchemist’s Kitchen in SoHo district in Manhattan, New York. Tollovid, a mix of botanical extracts, is being targeted to support healthy immune function against circulating coronaviruses. Tollovid’s mechanism of action is to inhibit the activity of the 3CL protease, a key protease required for the intracellular replication of coronaviruses. Tollovid was granted a Certificate of Free Sale by the US Food & Drug Administration in August 2020, allowing its commercial sale anywhere in the United States.

●	Additionally, the Company’s patented Todos Biochemical Infrared Analyses (TBIA) is a cancer-screening technology using peripheral blood analysis that deploys deep examination into cancer’s influence on the immune system, looking for biochemical changes in blood mononuclear cells and plasma. Todos’ two internally developed cancer-screening tests, TMB-1 and TMB-2 have received a CE mark in Europe. Todos is a party to an exclusive option agreement to acquire U.S.-based medical diagnostics company Provista Diagnostics, Inc. to gain rights to its Alpharetta, Georgia-based CLIA/CAP certified lab and Provista’s proprietary commercial-stage Videssa® breast cancer blood test. The transaction is expected to close in the second quarter of 2021.

●	Todos is also developing blood tests for the early detection of neurodegenerative disorders, such as Alzheimer’s disease.

●	In July 2020, Todos completed the acquisition of Breakthrough Diagnostics, Inc., the owner of the LymPro Test intellectual property, from Amarantus Bioscience Holdings, Inc.

Products

●	Our two most advanced blood tests for cancer are for the screening and diagnosis of breast cancer. TM-B1 is our breast cancer test for the screening and diagnosis of breast cancer in all women, and TM-B2 is our breast cancer test for the screening and diagnosis of breast cancer in women who have ‘dense breasts.’ Dense breasts, medically categorized as BI-RADS 3 and BI-RADS 4, make mammograms largely ineffective because the biophysical structure of the breast does not allow high enough resolution on the mammogram X-ray to determine whether or not a tumor is present, leading to potentially unnecessary additional imaging tests and breast biopsies in women who have dense breasts.

●	Additionally, our TMC blood test is for the screening and diagnosis of colon cancer.

●	The Lymphocyte Proliferation Test (LymPro Test™) is a diagnostic blood test that determines the ability of peripheral blood lymphocytes (PBLs) and monocytes to withstand an exogenous mitogenic stimulation that induces them to enter the cell cycle. It is believed that certain diseases, most notably Alzheimer’s disease, are the result of compromised cellular machinery that leads to aberrant cell cycle re-entry by neurons, which then leads to apoptosis. LymPro is novel in the use of peripheral blood lymphocytes as a surrogate for neuronal cell function, suggesting a common relationship between PBLs and neurons in the brain.

Recent Developments

Products

On April 8, 2021, we received a notice of allowance (‘Letter of Intent to Grant a Patent’) from the European Patent Office covering the use of the Company’s proprietary Total Biochemical Infrared Analysis (‘TBIA’) method that uses blood (plasma and/or peripheral blood mononuclear cells ‘PBMCs’) to distinguish between patients with benign tumors vs. malignant tumors vs. no tumors (healthy controls).

The patent application specifically covers methods for capturing consistent data from infrared spectroscopy readers, as well as the application of various artificial intelligence algorithm development methods to the data. The ability of TBIA to make a diagnosis of cancer has first been applied to the detection of breast and colon cancers, where Todos has received CE Marks in Europe paving the way for commercialization initially focused on TMB-2 (dense breast / inconclusive mammogram secondary screening) and TMB-1 (general breast cancer screening) cancer detection tests.

Financing and Fundraising

On May 10, 2020, we entered into an agreement with Shmuel Mellman (“Mellman”), Meir Ben Zur and Shay Zaga “the “Mellman Purchasers”) pursuant to which we agreed to the conversion of a promissory note in the principal amount of approximately $350,000 into 8,750,000 ordinary shares, divided equally among the Mellman Purchasers. As a result of this transaction, $350,000 of debt on our books was converted to equity.

On June 19, 2020, the Company and its subsidiaries, Todos Medical USA and Corona Diagnostics, LLC (“Corona”) entered into a Receivables Financing Agreement with Toledo Advisors, LLC (“Toledo”) for up to $25,000,000 in a revolving receivables financing facility (the “Facility”). The availability of the Facility shall terminate on the earlier of June 19, 2025 and the date on which more than $25,000,000 has been advanced. The financing is secured by all of the assets of the Company’s wholly-owned subsidiary Todos Medical USA, Inc. In addition, Todos Medical USA pledged all of the outstanding equity of Corona to the Lender. The initial draw under the Facility was on June 19, 2020 for $165,000 which was due on the earlier to occur of (i) ninety days following the date the draw was made by the Lender and (ii) the date the receivable, for which the draw was made, is paid. The Facility has since been repaid.

In November 2020, the parties agreed to amend the Facility to reduce the cost of funding to Todos Medical USA, and to make the relationship between Corona and Toledo nonexclusive in exchange for Toledo being granted a percentage of Corona’s revenues from diagnostic testing.

On July 9, 2020, we entered into a Securities Purchase Agreement with Leviston Resources, LLC (“Leviston”) pursuant to which Leviston purchased from Todos (a) 4,000,000 ordinary shares, (b) a convertible note in the original principal amount of $2,000,000, including an original issue discount of $500,000, and (c) warrants to purchase up to 5,000,000 ordinary shares for a period of five years having an exercise price equal to the lower of (i) $0.10 and (ii) the lowest exercise price of issued and outstanding warrants, subject to adjustment as described therein. Todos also issued an additional 2,000,000 shares to Leviston as a diligence fee. The convertible note was repaid during the first quarter of 2021.

On July 28, 2020, the Company held a final closing of a financing round of an aggregate of $2,015,000 in convertible notes. The Company entered into multiple securities purchase agreements with institutional and high net worth investors (the “Todos Investors”) pursuant to which the Company agreed to issue to the Todos Investors secured promissory convertible notes in an aggregate principal amount of $2,149,166 (the “Convertible Note”). The Convertible Notes bear interest at 2% per annum. The Convertible Notes are convertible into ordinary shares of the Company (“Conversion Shares”) for 40 days following the date of closing at 150% of the closing bid price of the Company’s ordinary shares on such closing date. After the 40 days, the conversion price equals the lower of (i) 60% of the lowest VWAP trading price of the ordinary shares during the eleven trading days immediately prior to the date of conversion, (ii) 150% of the closing bid price of the Company’s ordinary shares on such closing date and (iii) 150% of the closing bid price on the date of effectiveness of the Company’s registration statement covering the converted shares. $2,000,000 was disbursed to the Company. In addition, the Company issued to certain of the Todos Investors a total of, 4,000,000 shares as a commitment fee (the “Commitment Shares”) and an additional 2,000,000 shares as a diligence fee (the “Diligence Shares”). The Company also issued warrants to the Todos Investors to purchase up to an aggregate 23,500,000 shares (the “Warrant Shares”) at an exercise price of $0.10 per share exercisable at any time until expiration dates ranging from July 9, 2025 to July 28, 2025. Pursuant to a Registration Rights Agreement, the Company agreed to file within 17 days after the closing date, a registration statement on Form F-1 registering for resale the Conversion Shares, Commitment Shares, Diligence Shares and the Warrant Shares. On August 13, 2020, the Company filed such registration statement, but as of the date of this annual report on Form 10-K it has yet to become effective. The Convertible Notes were repaid during the first quarter of 2021.

Reverse Split

At an extraordinary general meeting of our shareholders held on May 11, 2020, our shareholders voted to approve a reverse share split of the Company’s ordinary shares within a range of 1:10 to 1:100, to be effective at the ratio and on a date to be determined by the Board of Directors of the Company (the “Reverse Split”). Although our shareholders approved the Reverse Split, all per share amounts and calculations in this annual report on Form 10-K and the accompanying financial statements do not reflect the effects of the Reverse Split, as the Board of Directors has not determined the ratio or the effective date of the Reverse Split. At its next general meeting, Todos’ shareholders will be asked to approve an extension of the deadline for the Reverse Split.

The Purchase Agreement with Lincoln Park

On August 4, 2020, we entered into a purchase agreement (the “LPC Purchase Agreement”) with Lincoln Park Capital, LLC (“Lincoln Park”), pursuant to which Lincoln Park agreed to purchase from us up to an aggregate of $10,275,000 of our ordinary shares (subject to certain limitations) from time to time over the term of the LPC Purchase Agreement. Also on August 4, 2020, we entered into a registration rights agreement with Lincoln Park, pursuant to which on August 11, 2020, we filed with the Securities and Exchange Commission, or the SEC, a registration statement (the “LPC Registration Statement”) to register for resale under the Securities Act of 1933, as amended, or the Securities Act, the ordinary shares that have been or may be issued to Lincoln Park under the Purchase Agreement. That registration statement became effective on August 18, 2020.

The LPC Registration Statement covers the resale by Lincoln Park of up to 50,000,000 ordinary shares, comprised of: (i) 5,812,500 ordinary shares that we issued to Lincoln Park as a fee for making its irrevocable commitment to purchase our ordinary shares under the Purchase Agreement, which we refer to in this annual report on Form 10-K as the Commitment Shares, (ii) 3,437,500 ordinary shares that we sold to Lincoln Park on August 5, 2020 for a total purchase price of $275,000 in an initial purchase under the Purchase Agreement the (“Initial Purchase Shares”), and (iii) up to an additional 40,750,000 ordinary shares that we have reserved for sale to Lincoln Park under the LPC Purchase Agreement from time to time after the date of the LPC Registration Statement, if and when we determine to sell additional ordinary shares to Lincoln Park under the LPC Purchase Agreement.

Under the LPC Purchase Agreement, we may, from time to time and at our sole discretion for a period of 24-months, on any business day that we select on which the closing sale price of our ordinary shares equals or exceeds $0.02 per ordinary share, direct Lincoln Park to purchase up to 500,000 ordinary shares, which amount may be increased depending on the market price of our ordinary shares at the time of sale, subject to a maximum commitment of $500,000 per purchase, which we refer to in this annual report on Form 10-K as “Regular Purchases.” In addition, at our discretion, Lincoln Park has committed to purchase other “accelerated amounts” and/or “additional accelerated amounts” under certain circumstances. We control the timing and amount of any sales of our ordinary shares to Lincoln Park. The purchase price of the ordinary shares that may be sold to Lincoln Park in Regular Purchases under the Purchase Agreement will be based on an agreed upon fixed discount to the market price of our ordinary shares immediately preceding the time of sale as computed under the Purchase Agreement. The purchase price per ordinary share will be equitably adjusted as provided in the Purchase Agreement for any reorganization, recapitalization, non-cash dividend, share split, or other similar transaction occurring during the business days used to compute such price. We may at any time in our sole discretion terminate the Purchase Agreement without fee, penalty or cost upon one business day notice. There are no restrictions on future financings, rights of first refusal, participation rights, penalties or liquidated damages in the Purchase Agreement or Registration Rights Agreement, other than a prohibition on our entering into certain types of transactions that are defined in the Purchase Agreement as “Variable Rate Transactions.” Lincoln Park may not assign or transfer its rights and obligations under the Purchase Agreement. Since August 18, 2020, Lincoln Park has purchased 37,977,388 of our ordinary shares under the Purchase Agreement, at prices ranging from $ 0.038 per share to $ 0.115 per share.

As of March 31, 2021, there were 552,345,481 ordinary shares outstanding, of which 425,851,159 ordinary shares were held by non-affiliates. Although the Purchase Agreement provides that we may sell up to an aggregate of $10,275,000 of our ordinary shares to Lincoln Park, only 50,000,000 ordinary shares were registered for resale under the LPC Registration Statement, which represents the 9,250,000 ordinary shares that were issued to Lincoln Park under the Purchase Agreement and an additional 40,750,000 ordinary shares that we were entitled to issue and sell to Lincoln Park under the Purchase Agreement, if and when we sell ordinary shares to Lincoln Park under the Purchase Agreement. Depending on the market prices of our ordinary shares at the time we elect to issue and sell ordinary shares to Lincoln Park under the Purchase Agreement, we may need to register for resale under the Securities Act additional ordinary shares in order to receive aggregate gross proceeds equal to the $10,275,000 total commitment available to us under the Purchase Agreement. To the Company’s knowledge, Lincoln Park does not currently hold any of our ordinary shares. If all of the 6,210,112 ordinary shares that remain to be sold to Lincoln Park under the Purchase Agreement were issued and outstanding as of the date of this Annual Report on Form 10-K, such ordinary shares, would represent approximately 1.12% of the total number of ordinary shares outstanding and approximately 1.45% of the total number of outstanding ordinary shares held by non-affiliates, in each case as of the date of this Annual Report on Form 10-K. If we elect to issue and sell to Lincoln Park under the Purchase Agreement more than the 50,000,000 ordinary shares that were registered for resale by Lincoln Park under the LPC Registration Statement, which we have the right, but not the obligation, to do, we will first have to register for resale under the Securities Act any such additional ordinary shares, which could cause additional substantial dilution to our shareholders. The number of ordinary shares ultimately offered for resale by Lincoln Park is dependent upon the number of ordinary shares we ultimately decide to sell to Lincoln Park under the Purchase Agreement.

The Purchase Agreement prohibits us from directing Lincoln Park to purchase any ordinary shares if those ordinary shares, when aggregated with all other ordinary shares then beneficially owned by Lincoln Park and its affiliates, would result in Lincoln Park having beneficial ownership, at any single point in time, of more than 4.99% of the then total outstanding ordinary shares, as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Rule 13d-3 thereunder, which limitation we refer to as the Beneficial Ownership Cap.

Issuances of our ordinary shares to Lincoln Park under the Purchase Agreement will not affect the rights or privileges of our existing shareholders, except that the economic and voting interests of each of our existing shareholders will be diluted as a result of any such issuance. Although the number of ordinary shares that our existing shareholders own will not decrease, the ordinary shares owned by our existing shareholders will represent a smaller percentage of our total outstanding ordinary shares after any such issuance of ordinary shares to Lincoln Park under the Purchase Agreement.

On November 4, 2020, we entered into a Secured Convertible Equipment Loan Agreement with Friends of Yeshiva Orot Hateshuva Inc. (“Friends”), pursuant to which Friends lent us $450,000 to purchase two liquid handler machines. Under the terms of the agreement, the note was issued with 41.4% Original Issue Discount, with Friends receiving a royalty of 12.5% of all amounts resulting from any diagnostic tests performed by the two liquid handler machines. During the initial payback period and up until the earlier of either (a) the Maturity Date, or (b) the aggregate loan amount is paid in full, all Royalty payments made to Investor will be counted towards their loan balance. Thereafter, the royalties continue so long as the machines are in use. The Maturity Date was March 4, 2021. On March 4, 2021, the Company and Friends agreed to extend the maturity date of the note to May 1, 2021, in exchange for a payment of $100,000 and the issuance of 2,000,000 ordinary shares, in each case to a charity designated by Friends. As of March 31, 2021, the Company has not made any royalty payments to Friends.

On December 31, 2020, we entered into a Secured Convertible Equipment Loan Agreement with Harper Advance LLC (“Harper”), pursuant to which Harper lent us $450,000 to purchase two liquid handler machines. Under the terms of the agreement, the note was issued with 40% Original Issue Discount, with Harper receiving a royalty of 12.5% of all amounts resulting from any diagnostic tests performed by the two liquid handler machines. During the initial payback period and up until the earlier of either (a) the Maturity Date, or (b) the aggregate loan amount is paid in full, all Royalty payments made to Investor will be counted towards their loan balance. Thereafter, the royalties continue so long as the machines are in use. The Maturity Date is April 30, 2021. As of March 31, 2021, the Company has not made any royalty payments to Harper.

On January 22, 2021, the Company entered into a Securities Purchase Agreement (the “Yozma SPA”) with Yozma Global Genomic Fund (“Yozma”) pursuant to which the Company agreed to issue a promissory convertible note (the “Yozma Note”) to Yozma in the principal amount of $4,857,142.86 for proceeds of $3,400,000 (the “Transaction”). The closing took place on January 29, 2021. The Yozma Note has a maturity date of one year from the date of issuance and pays interest at a rate of 4% per annum. The Note is convertible into ordinary shares (the “Yozma Conversion Shares”) at a conversion price of $0.0599 (the “Yozma Conversion Price). In addition, Yozma received a warrant (the “Yozma Warrant”) to purchase up to 16,956,929 ordinary shares (the “Yozma Warrant Shares”) of the Company with an exercise price equal to $0.107415 per share. The Yozma Warrant is exercisable for 5 years from the date of issuance.

On April 9, 2021, the Company entered into a Securities Purchase Agreement with a Family Office Investor (the “Family Office”) to which the Company agreed to issue a promissory convertible note (the “Note”, or the “Yozma Crossover Round”) to the Purchaser in the principal amount of $4,285,714.29 for proceeds of $3,000,000 (the “Transaction”). The closing occurred on April 12, 2021. The Note has a maturity date of one year from the date of issuance and pays interest at a rate of 4% per annum. The Note is convertible into ordinary shares (the “Family Office Conversion Shares”) at a conversion price of $0.0599 (the “Conversion Price). In addition, the Purchaser received a warrant (the “Warrant”) to purchase up to 16,000,000 shares of Common Stock (the “Family Office Warrant Shares”) of the Company with an exercise price equal to $0.107415 per share. The Warrant is exercisable for 5 years from the date of issuance.

The Company has agreed to file a registration statement with the Securities and Exchange Commission registering for resale the Yozma Conversion Shares, the Family Office Conversion Shares, Yozma Warrant Shares and the Family Office Warrant Shares. Subsequent to the effective date of such registration statement, if the closing sale price of the ordinary shares averages less than the then Conversion Price over a period of ten (10) consecutive trading days, the Conversion Price shall reset to such average price. If the 10 day volume weighted average price of the ordinary shares continues to be less than the Conversion Price, then the Conversion Price should reset to such 10-day average price with a maximum of a 20% discount from the initial Conversion Price.

In February and March 2021, Todos redeemed approximately $676,375 in principal amount of convertible promissory notes that it had issued in 2019 and 2020 (the “Convertible Notes”). The Convertible Notes were convertible into Todos’ ordinary shares at between 40% and 80% of the closing prices of its ordinary shares in trading on the OTC Market during periods ranging from three and ten trading days. Conversion of the Convertible Notes would have caused significant dilution to the Company’s existing shareholders. The holders of the Convertible Notes still hold warrants to purchase up to 25,703,128 ordinary shares of the Company at prices ranging from $0.10 to $0.39.

SARS-nCoV-2 Related Business

With the onset of COVID-19, Todos sought to apply its expertise in developing blood tests for the early detection of cancer and Alzheimer’s disease to distributing and then developing screening tests for the new pandemic.

On March 17, 2020, Todos Medical USA (“Todos USA”) entered into a non-exclusive distribution agreement with 3D Biomedicine Science & Technology Co., Ltd. (3D Med) to market 3D Med’s novel Coronavirus (SARS-nCoV-2) and SARS-nCoV- 19 + Influenza A/Influenza B polymerase chain reaction (PCR) test kits, and extraction solution (automated RNA extraction system and optimized extraction reagents) in the United States and Israel. On April 21, 2020, 3D Med received Emergency Use Authorization (EUA) with the FDA.

On May 18, 2020, we announced our first commercial sale of COVID-19 tests. The sale was made via a sub-distribution agreement with a U.S.-based medical distribution company with clients in state and local governments throughout the Southeastern United States who are seeking comprehensive testing solutions for return-to-work programs.

On June 4, 2020, Todos USA entered into a Medical Device Distribution Agreement with 3D Med, pursuant to which Todos has the right to distribute 3D Med’s equipment, reagents and tests for the screening of novel coronavirus in more than 60 countries over a period of three years. The next three agreements described below relate in part to the products provided by 3D Med to Todos.

On June 18, 2020, Todos USA entered into a Distribution Agreement with Meridian Health Services Network, Inc. (“Meridian,” www.meridianhsn.com) pursuant to which each party appointed the other as its non-exclusive agent to market, sell and distribute each other’s products and services in the United States and internationally, being Todos’ equipment, reagents and tests for the screening of novel coronavirus, and Meridian’s products and services for health care consumers in the United States, especially self-insured employers. The agreement is effective for a period of two years.

On June 29, 2020, Todos announced that it has entered into a partnership with Meridian to deploy COVID-19 testing programs throughout the United States. As part of the agreement, Todos is working closely with Meridian to help supplement COVID-19 testing products and services for its network of brick & mortar and mobile laboratories nationwide. Meridian successfully completed CLIA validation testing for Todos’ antibody test.

On July 6, 2020, Todos and Meridian announced that they have partnered with Moto-Para to provide a complete turnkey solution for on-site COVID testing. Moto-Para is a non-profit organization providing well trained retired service veterans from all branches of the military including Navy Seals, Force Recon Marines, Army Rangers, Green Beret encompassing site operations, physicians, paramedics, and nurses, which enable Meridian to set up testing sites anywhere in the US for any length of service. Todos provides the medical testing kits for this venture. The labs are provided by Integrated Health and staffed by Moto-Para. On December 20, 2020 and January 11, 2021, respectively, Todos reached financial settlements with Integrated and Moto-Para that reduced the scope of these relationships.

On August 21, 2020, Todos announced that it has entered into a sales agreement with a New York-based laboratory to supply it with the necessary testing equipment and supplies to perform up to 3,000 tests per day. Todos will be supplying automated extraction machines, liquid handlers and PCR machines in sufficient quantity to create a workflow of 3,000 qPCR tests per day. The initial contract is for approximately $1,000,000 per month for 6 months.

On August 31, 2020, Todos announced that it has entered into a sales agreement with a Wisconsin-based laboratory to supply it with the necessary testing equipment and supplies for a total contract value of $23.76 million. Todos will be supplying automated extraction machines, liquid handlers and PCR machines. The initial contract is for 8 months. Todos has also been granted a priority right to supply the lab with up to 100,000 COVID PCR tests per day in the event the laboratory sees significant additional testing demand. This customer has entered into an agreement with the State of Wisconsin to supply COVID-19 PCR tests. On September 22, 2020, Todos announced that it has agreed to double the testing capacity supplied under this agreement, for a total contract value of $47.5 million in reagent sales by Todos Medical over the next seven months.

On September 2, 2020, we announced that we entered into a COVID-19 testing and contract partnership with Pangea, based in Israel. Pangea is a trusted global supplier of digital identity, security, and ePayment solutions serving millions of people worldwide, who specializes in the digital transformation of government services and enterprise business operations. Under the terms of the agreement, Todos will be the preferred supplier of COVID-19 testing products for Pangea’s suite of offerings aimed at securely delivering contact tracing and ‘COVID testing passport’ services in Israel and certain African countries, whereas Todos will be able to integrate and tailor Pangea’s technology offering into its services package in the United States, Canada and Mexico (the ‘North American Bubble’) to create ‘COVID bubbles’ for employers, schools, sports leagues and other clients to deliver a full solution for COVID testing and contact tracing in a HIPAA compliant, ‘opt-in’ privacy tailored fashion. Pangea is able to provide a COVID-19 contact tracing solution which includes airport testing security as part of the effort to re-enable international travel.

On September 17, 2020, we announced an expansion of our previously existing joint venture with NLC Pharma in which NLC Pharma has added the dietary supplement NLC-001 to its joint venture with Todos Medical. NLC-001 is an orally administered proprietary blend of plant extracts that includes a powerful potential 3CL protease inhibitor that could help support and maintain healthy immune function. The 3CL protease plays a vital role in the intracellular replication of coronaviruses, and 3CL protease inhibition is being evaluated as a potential therapeutic target for coronaviruses.

On December 7, 2020, we announced the commercial launch of our proprietary 3CL protease inhibitor dietary supplement Tollovid™ at The Alchemist’s Kitchen in SoHo district in Manhattan, New York. Tollovid, a mix of botanical extracts, is being targeted to support healthy immune function against circulating coronaviruses.

On December 14, 2020, we announced the signing of a Distribution Agreement with Aditx Therapeutics, Inc. for AditxtScore™ for COVID-19. AditxtScore™ is an immune monitoring platform.

On December 23, 2020, we announced that we had entered into a preferred vendor agreement to supply COVID-19 related testing products and services to Natural Wellness Clinics (“NWC”) for use in its efforts in testing the uninsured population in the Commonwealth of Kentucky. NWC is a US military veteran owned health care provider that offers communities a holistic and integrative approach and is establishing a niche in implementing large-scale testing programs and logistics for state governments that it hopes may dovetail into vaccine distribution logistics.

Natural Wellness Clinics recently signed a COVID-19 testing contract for up to approximately $93.4 million with the Commonwealth of Kentucky to test uninsured citizens of Kentucky. Continued funding was anticipated; however, budget concerns have impacted the initiative. In light of the changes in funding for COVID-19 testing for states governments across the United States, Todos is working with the Commonwealth of Kentucky to identify the appropriate funding mechanisms that will allow this testing program to move forward.

On March 23, 2021, we announced that we have entered into an automation and reagent supply agreement with MAJL Diagnostics (“MAJL”). Under the terms of the agreement, Todos will implement its automation solution, including Tecan™ liquid handlers, automated RNA extraction machines, as well as a 384-well PCR machine capable of conducting COVID, cancer genetics and pharmacogenomics testing, in order to become the provider of all COVID-19 PCR testing reagents and supplies.

On March 29, 2021, we announced the successful installation of automated lab equipment and completion of training for a lab client in Brooklyn, NY. The implementation of the Todos automation solution has expanded the lab’s processing capacity to 6,000 PCR tests per day from 500 PCR tests per day, with the potential to quickly expand to up to 12,000 PCR tests per day. The lab will be implementing EUA approved PCR testing for COVID-19 testing, as well as COVID + influenza A & B PCR testing upon request for select clients. Additionally, through the future implementation of pooling, the lab could potentially increase processing capacity to in excess of 40,000 PCR tests per day at a 4:1 ratio.

On March 30, 2021, we announced that we have entered into a distribution partnership with Osang Healthcare (OHC) of South Korea, to distribute the GeneFinder™ COVID-19 Plus RealAMP Kit in the United States. Todos intends to make GeneFinder Plus the primary kit used for distribution in its fully integrated and automated COVID-19 PCR testing lab solutions. GeneFinder Plus has been granted Emergency Use Authorization (EUA) by the US FDA.

We market our COVID-19 test kits directly to clinical laboratories throughout the U.S. as well as through our distributors, who include Meridian, Dynamic Distributors, LLC, and others.

During the third and fourth quarter of 2020, the Company recognized approximately $5,207,142 in revenue related to its COVID-19 business, and in January and February of 2021, the Company recognized approximately $16,169,354 in such revenue. There is no assurance that the Company will generate any additional revenues in the future pursuant to any of these arrangements.

Employees and Consultants

On July 23, 2020, the Company entered into a Consulting Agreement with Leomics Associates, pursuant to which Leomics is to provide the Company with business development services, including in developing the use of the Company’s CLIA laboratory services, client development and products validation in exchange for an annual retainer of $250,000 payable monthly. The Consulting Agreement is in effect until July 23, 2021 unless earlier terminated by either party on 90 days’ notice and may be extended by mutual agreement. Upon execution of the Consulting Agreement, the Company issued to Leomics 1,000,000 of its ordinary shares.

Patents and Other Intellectual Property Rights

Our core proprietary technology centers on testing blood cells using an FTIR spectrometer to turn biological information into data, and then using our patented TBIA deep learning data analytics platform to mine the data in order to develop algorithms that are indicative of the presence of cancer, and the tissue of origin in the body where the cancer is located. The TBIA detection method is based on cancer’s influence on the immune system that triggers biochemical changes in peripheral blood. The primary advantages of the TBIA platform are the high accuracy (sensitivity and specificity) and low COGS due to the biological information being captured using spectroscopy versus biological antibody capture methods that require the manufacture of multiple antibodies to capture a biological signature. TBIA is based upon technology originally invented by the researchers at Ben Gurion University (“BGU”) and Soroka Medical Center (“Soroka”), whose intellectual property has been licensed to us. We have received a CE Mark in the European Union authorizing the commercial use of the TBIA platform in the diagnosis of breast cancer and colon cancer. We have been issued patents in the United States, Europe and other international jurisdictions covering the use of TBIA to detect solid tumors.

We have filed and own all rights in the following patent applications, all of which are currently pending or have been issued as patents:

Category I: These applications relate to analysis of an IR spectrum of a PBMC sample. Claims are generally directed to indicating the presence of a solid tumor based on analysis of an IR spectrum of a PBMC sample.

(1) US Patent Application 13/701,262. This has claims for a method (process). The claims in this application are generally directed to indicating the presence of a solid tumor in breast tissue based on analysis of an IR spectrum of a PBMC sample. On March 28, 2017, this application issued as US Patent 9,606,057. This patent is expected to expire on June 1, 2031.

(2) US Patent Application 15/443,674. This application is a continuation application of US 13/701,262 and has claims for a method (process) and is expected to expire on June 1, 2031. The claims in this application are generally directed to indicating the presence of a solid tumor in tissue of a gastrointestinal tract based on analysis of an IR spectrum of a PBMC sample.

(3) European Patent Application No. 11789348.7. This has claims for a method (process) and a system and is expected to expire on June 1, 2031.

(4) Israel Patent Application 223,237. This has claims for a method (process), a system, and for a computer program product and is expected to expire on June 1, 2031.

Category II: These applications relate to analysis of an IR spectrum of a blood plasma sample. Claims are generally directed to indicating the presence of a solid tumor based on analysis of an IR spectrum of a blood plasma sample.

(5) US Patent Application 14/116,506. This has claims for a method (process), a system, and for a computer program product. The claims in this application are generally directed to indicating the presence of a solid tumor in a gastrointestinal tract based on analysis of an IR spectrum of a blood plasma sample. On August 1, 2017, this application issued as US Patent 9,719,937. This patent is expected to expire on May 10, 2032.

(6) US Patent Application 15/645,168. This application is a continuation application of US 14/116,506. This has claims for a method (process), a system, and for a computer program product and is expected to expire on May 10, 2032. The claims in this application are generally directed to indicating the presence of a solid tumor in breast tissue based on analysis of an IR spectrum of a blood plasma sample.

(7) European Patent Application No. 12782256.7. This has claims for a method (process) and a system and is expected to expire on May 10, 2032.

(8) Israel Patent Application 229,109. This has claims for a method (process), a system, and for a computer program product and is expected to expire on May 10, 2032. On September 13, 2017, we received a notice of allowance from the Israel Patent Office regarding this application.

Category III: These applications relate to analysis of an IR spectrum of a blood plasma sample and PBMC samples.

(9) US Patent Application 14/894,128. This has claims for a method (process). The claims in this application are generally directed to (i) analysis of an IR spectrum of a PBMC to indicate the presence of a benign tumor in breast tissue and in the gastrointestinal tract, and (ii) analysis of an IR spectrum of a blood plasma sample to indicate the presence of a benign tumor. On October 31, 2017, this application issued as US Patent 9,804,145. This patent is expected to expire on November 14, 2033.

(10) US Patent Application 15/785,801. This application is a continuation application of US 14/894,128. This has claims for a method (process), a system, and for a computer program product and is expected to expire on November 14, 2033. The claims in this application are generally directed to (i) analysis of an IR spectrum of a PBMC sample, and a blood plasma sample to indicate the presence of a benign tumor in ovarian tissue, and (ii) preparation of a sample for analyzing by infrared spectroscopy.

(11) European Patent Application No. 13885931.9. This has claims for a method (process), and is expected to expire on November 14, 2033. The claims in this application are generally directed to indicating the presence of a benign tumor in breast tissue based on analysis of an IR spectrum of a PBMC sample.

There are no patents or patent applications which are licensed to us pursuant our license agreement with BG Negev and Mor Research Applications Ltd. (a wholly-owned subsidiary of Clalit Medical Services - Israel) referenced below. Nevertheless, our products are based on intellectual property licensed from BG Negev and Mor. There are no patents or patent applications which are licensed to us from any other entity. The intellectual property licensed to us under these agreements are related to know-how for the product.

To our management’s knowledge, there are no contested proceedings or third-party claims over any of our patent applications. Our success depends upon our ability to protect our technologies through intellectual property agreements including patents, trademarks, know-how, and confidentiality agreements. However, there can be no assurance that the above-mentioned patent applications will be approved by the appropriate agencies.

Breakthrough licenses the following patents and patent applications:

LymPro:

○	German Patent 19936035

○	PCT/EP2004/010889 (expired) MSPrecise:

○	US Patent Application 15/546,171

○	Chinese Patent Application No. 201480075681.6 NeuroPro:

○	US Patent 9,547,012

To the knowledge of the Company’s management, there are no contested proceedings or third-party claims over any of our patent applications. Our success depends upon our ability to protect our technologies through intellectual property agreements including patents, trademarks, know-how, and confidentiality agreements. However, there can be no assurance that the above-mentioned patent applications will be approved by the appropriate agencies.

All of the technology for which the patents are sought is owned by the Company. Our patents are entirely owned by the Company or by Breakthrough.

The Company has also filed applications in the United States and Israel to register the Todos name as a trademark.

Geographic Areas

Investments and activities in some countries outside the United States are subject to higher risks than comparable U.S. activities because the investment and commercial climate may be influenced by financial instability in international economies, restrictive economic policies and political and legal system uncertainties. Changes in the relative values of currencies may materially affect our results of operations. For a discussion of these risks, see “Item 1A—Risk Factors.”

For information regarding revenues and long-lived assets by geographic area, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations,” and note 23(d) to our consolidated financial statements.

Licensing Agreements

BG Negev Research and License Agreement

In April 2010, we entered into a research and license agreement with BG Negev and Mor Research Applications Ltd. (a wholly-owned subsidiary of Clalit Medical Services - Israel), or together with BG Negev, the Licensor. The Licensor, pursuant to the agreement, granted us an exclusive, worldwide, license to commercialize certain intellectual property covered by the agreement (i.e., research, development, manufacturing, marketing, distribution, and sale of any product containing the licensable IP under the agreement).

Pursuant to the agreement, we are under an obligation to pay to the Licensor a minimum annual royalty of $10,000 in 2015, $25,000 in 2016 and, from 2017 through the termination of the agreement, $50,000 per year. We have not paid any royalties yet under the Agreement. In March 2017, we agreed with the Licensor that the $85,000 we owed the Licensor will be paid by us by the earlier of August 2017, or (b) our sale of equity securities to investors with gross proceeds to the Company of at least $10,000,000. We are not currently in compliance with the payment terms of the license agreement with our Licensor. As such, on May 20, 2020, we and the Licensor agreed to amend the agreement with respect to royalties due in years 2015 through 2020 (or an aggregate amount of $235,000), according to which the minimum royalties payable to the Licensor shall be $250,000 to be paid on December 31, 2020. As of March 31, 2021, these royalties had not been paid.

Once there are sales of products or sublicensing receipts based on the licensed intellectual property, we are under an obligation to pay the Licensor a certain percentage of such sales or sublicensing receipts, as running royalties, but in any event not less than the minimum annual royalties. Any minimum annual royalties will be credited against the running royalties in any given year.

The following table sets forth the percentage of our net sales that we will pay as royalties to the Licensor:

○ leukemia related products	3.0%
○ other products	2.5%
○ in certain limited circumstances, rates may be reduced to	2.0%
On fixed sublicense income (with no sub license income on sales by sub licensee):
○ leukemia related products	20.0%
○ other products	15.0%
On fixed sublicense income (with Company income on sales by the sub licensee.
These rates are in addition to the net sales rates listed above.):
○ leukemia related products	10.0%
○ Other products	7.5%

The minimum royalties will be paid to the Licensor regardless of whether we are able to generate sales from the products arising from the usage of the license.

The license agreement is for an unlimited term, unless terminated earlier by either of the parties under certain circumstances as described in the agreement, including termination as a result of a material breach or a failure to comply with a material term by the other party, as a result of liquidation or insolvency of the other party. In addition, we were entitled to terminate the agreement if at any time, during the period of 7 years following the effective date of the transaction, we, at our sole discretion, would determine that commercialization of the leukemia licensed products is not commercially viable.

University of Leipzig License Agreement

On November 7, 2018, Amarantus entered into an amended license agreement with the University of Leipzig (the “Leipzig License Agreement”) whereby the University of Leipzig granted Amarantus an exclusive license to the University of Leipzig’s patent that underlies the Lympro Test. As part of the Amarantus transaction, Amarantus assigned the Leipzig License Agreement to our subsidiary, Breakthrough Diagnostics Inc.

Under the Leipzig License Agreement, the licensee is required to pay the University of Leipzig the following fees and royalties:

●	a license issuance fee of $80,000 as partial reimbursement of patent expenses related to the patent rights;

●	an annual royalty of $35,000 on the first and second anniversary of the effective date of the Leipzig License Agreement, and an annual royalty of $15,000 on each subsequent anniversary of the effective date;

●	the following milestone payments:

○	$75,000 on first commercial sale of a licensed product;

○	$150,000 on obtaining first FDA approval for a licensed product; and

○	$150,000 upon reaching $5,000,000 in cumulative net sales;

●	the annual royalty and milestone payments will be treated as an advance on royalty payments due from sales, and after the royalties from sales equal the aggregate annual royalty and the milestone payments made, a royalty of 3% of net sales, provided that with regard to each country in which a licensed product is sold, after seven years, the royalty will be reduced to 2% of net sales; and

●	10% of non-royalty sub-licensing income.

Competition

Current prevailing cancer detection tests utilize the standard procedures which, we believe, are typically uncomfortable, such as colonoscopy for colorectal cancer and mammography for breast cancer. In addition, we believe, these tests generally have medium to low sensitivities/specificity, along with adverse risks. Furthermore, many of the existing detection methods depend on the technician’s or the physician’s capabilities, knowledge and interpretation. The existing detection methods also carry a high cost.

In light of these drawbacks, our assays will be a part of standard clinical protocol for cancer screening and not a replacement of any of these gold standard procedures. Our aim is to improve the screening process, reducing false negatives and increasing sensitivity thus, saving lives, pain and expenses.

Many of our anticipated competitors, such as those listed in the below table, have substantially greater financial, technical, and other resources and larger, more established marketing, sales and distribution systems than we have. Many of our competitors also offer broad product lines outside of the diagnostic testing market and have brand recognition. Moreover, our competitors may make rapid technological developments that may result in our intended technologies and products becoming obsolete before we are able to enter the market, recover the expenses incurred to develop them or generate significant revenue. Our success will depend, in part, on our ability to develop our intended products in a timely manner, keep our future products current with advancing technologies, achieve market acceptance of our future products, gain name recognition and a positive reputation in the healthcare industry, and establish successful marketing, sales and distribution efforts.

Company	Symbol	Company Description
Exact Sciences	EXAS	Marketing Cologuard stool-based detection test for the detection of colorectal cancer
Grail	Private	Developing blood-based diagnostics for all cancers based on liquid biopsy
Volition Rx	VNRX	Developing blood-based diagnostic tests for colorectal, lung, prostate, ovarian and other cancer types based on nucleosomics
Epigenomics	EPGNF	Engages in developing and commercializing in vitro diagnostic tests for the detection and diagnosis of cancer (EpiproColon - methylated Septin9 DNA in human plasma)
Cancer Genetics	CGIX	Focuses on developing and commercializing proprietary genomic tests to improve and personalize the diagnosis and response to treatment of cancer.

We primarily face competition in the COVID-19 testing market with testing products and systems developed by public and private companies such as GenMark Diagnostics, Inc., PerkinElmer, Quest Diagnostics Infectious Disease, Laboratory Corporation of America, Hologic, Thermo Fisher, Roche Diagnostics, and Abbott Molecular Diagnostics. Our diagnostic tests also face competition from laboratory developed tests (LDTs) developed by national and regional reference laboratories and hospitals. We believe that our testing systems compete largely on the basis of accuracy, reliability, enhanced laboratory workflow, multiplex capability, ease-of-use, turnaround time, customer service and support, patient safety, and return on investment for customers.

Many of our competitors have substantially greater financial, technical, research, and other resources and larger, more established marketing, sales, and distribution channels than we do. Many of our competitors also offer broader product lines and have greater brand recognition than we do. Moreover, our existing and new competitors may make rapid technological developments that may result in our technologies and products becoming obsolete before we recover the expenses incurred to develop them or before they generate significant revenue.

Sources and Availability of Products and Supplies

The nature of our products does not mandate any dependence on one or a few major products or suppliers, but if we are required to change our current suppliers of the components of our products, we may encounter significant delay in locating suitable alternative suppliers.

Existing or Probable Government Regulations

Our cancer screening products are subject to governmental regulation, which regulation may be different for each country or region where we intend to commercialize our products. We plan to initially commercialize our products in Israel and the European Union (EU), and then afterwards enter the U.S. market.

EU

In Europe, medical devices are regulated by self-certification through the CE Mark system. Under the system, developers and manufacturers must operate a Quality System and validate medical devices in a limited clinical trial to demonstrate the manufacturer has met analytical and clinical performance criteria. We have implemented an International Organization for Standardization standard - ISO 13485 - quality management system for the design and manufacture of medical devices. ISO 13485 addresses managerial awareness of regulatory requirements, control systems, inspection and traceability, device design, risk and performance criteria as well as verification for corrective and preventative measures for device failure. ISO 13485 certification establishes conformity to specific European Union directives related to medical devices and allows CE Marking and sale of the device.

The Medicines and Healthcare products Regulatory Agency, or MHRA, is the United Kingdom-based European Authority responsible for the issuance of CE Mark approval. In 2013, our regulatory authorized representative in Europe submitted an application to the MHRA for the CE Mark approval of our TBIA method. We obtained this approval on December 9, 2013 with the receipt of a Certificate of Conformance from our regulatory authorized representative in Europe. The European regulatory demands regarding IVD have recently been revised and major changes need to be made in order to keep our CE Mark. These changes need to be made by 2022.

The new European In Vitro Diagnostic Regulation (IVDR - 2017/746), or the IVDR, became effective as of May 25, 2017, marking the start of a transition period for manufacturers selling IVD devices into Europe. The IVDR, which replaces IVD Directive (98/79/EC), or the Directive, has a transition period of five years, after which the IVDR will apply in full, and no new applications pursuant to the Directive will be accepted. Manufacturers have the duration of the five-year transition period to update their technical documentation and processes to meet the new, more stringent EU regulatory requirements. We believe that the most challenging areas under the IVDR will be regarding the classification of products and the performance evaluation of IVDs, which will not only include the classic clinical performance and analytical performance but also scientific validity, the role and responsibilities of the economic actors of the supply chain, the traceability and the transparency of the devices with, in particular, the introduction of the UDI-system and an expanded EUDAMED database.

During 2021, we plan to commence updating our technical files in accordance with the new IVDR.

Israel

In Israel, medical devices are regulated by the Israeli Ministry of Health (MoH) medical device department.

On January 23, 2019, we applied to the MoH for approval for our products and we have obtained MoH approval.

U.S.

United States federal and state governmental agencies subject the health care industry to intense regulatory scrutiny, including heightened civil and criminal enforcement efforts. The federal government scrutinizes, among other things, the marketing, labeling, promotion, manufacturing and export of diagnostic health care products. Our cancer screening products fall within the IVD medical device category and are subject to FDA clearance or approval in the United States.

The federal government has increased funding in recent years to fight health care fraud, and various agencies, such as the United States Department of Justice, the Office of Inspector General of the Department of Health and Human Services, or OIG, and state Medicaid fraud control units, are coordinating their enforcement efforts.

In the United States, we anticipate that our cancer screening products will have to be cleared through the FDA’s premarket notification or 510(k), process or its premarket approval, or PMA, process. The determination of whether a 510(k) or a PMA is necessary will depend in part on the proposed indications for use and the FDA’s assessment of the risk associated with the use of the IVD for a particular indication.

Research and Development Activities and Costs

For the years ended December 31, 2020 and 2019, we incurred $11,904,000 and $755,699, respectively, of research and development expense.

Our research and development efforts are financed in part through grants received from the IIA. Through December 31, 2020, we have received the aggregate amount of $272,000 from the IIA. Aside from payment of royalties to the IIA, we are required to comply with the requirements of the Research Law. Under the Research Law, royalties of 3% to 3.5% on the revenues derived from sales of products or services developed in whole or in part using these IIA grants are payable to the Israeli government. We developed our technologies, at least in part, with funds from these grants, and accordingly we would be obligated to pay these royalties on sales of any of our product candidates that achieve regulatory approval. The maximum aggregate royalties paid generally cannot exceed 100% of the grants made to us, plus annual interest equal to the 12-month LIBOR applicable to dollar deposits, as published on the first business day of each calendar year.

Employees

As of December 31, 2020, we had seven full-time employees, two of whom are located in Israel, four in the United States and one in Singapore. Our President and Chief Executive Officer, Gerald Commissiong is located in the United States. Our Chief Financial Officer, Daniel Hirsch, and our Chief Business Officer, Rami Zigdon, are located in Israel. Joseph Wee is the Chief Executive Officer of our Singaporean subsidiary and is located in Singapore.

In addition, we engage specialists and consultants in fields such as optics, physics, medicine, mathematical algorithms, biochemistry, regulatory and patents from time to time as required by our operations.

Available Information

Our main corporate website address is https://todosmedical.com/. Until December 31, 2020, we reported as a foreign private issuer with an Annual Report on Form 20-F and Current Reports on Form 6-K. Since January 1, 2021, we are required to report as a domestic issuer in the United States. Copies of our Quarterly Reports on Form 10-Q, Annual Report on Form 10-K and Current Reports on Forms 6-K and 8-K filed or furnished to the U.S. Securities and Exchange Commission (the “SEC”), and any amendments to the foregoing, will be provided without charge to any shareholder submitting a written request to our company secretary at our principal executive offices or by calling 1-646-825-8834. All of our SEC filings are also available on our website at https://todosmedical.com//, as soon as reasonably practicable after having been electronically filed or furnished to the SEC. The public may read and copy any materials filed by Todos with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. The information on our website is not, and will not be deemed, a part of this Report or incorporated into any other filings we make with the SEC.

ITEM 1A.	RISK FACTORS

Our business faces significant risks. You should carefully consider all of the information set forth in this annual report and in our other filings with the SEC, including the following risk factors which we face and which are faced by our industry. Our business, financial condition and results of operations could be materially adversely affected by any of these risks. This report also contains forward-looking statements that involve risks and uncertainties. Our results could materially differ from those anticipated in these forward-looking statements, as a result of certain factors including the risks described below and elsewhere in this report and our other SEC filings.

An investment in our ordinary shares involves a high degree of risk. You should carefully consider the following factors and other information in this annual report on Form 10-K before deciding to invest in us. If any of the following risks actually occur, our business, financial condition, results of operations and prospects for growth would likely suffer. As a result, you could lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may materially and adversely affect our business, financial condition and results of operations.

Risks Related to Our Business

We have a history of losses, may incur future losses and may not achieve profitability.

Until March 2020, we were solely a clinical-stage medical diagnostics company with a limited operating history. We have incurred net losses in each fiscal year since we commenced operations in 2010. We incurred net losses of $11,904,000and $11,814,515 in the fiscal years ended December 31, 2020, and 2019, respectively, and we may incur a net loss in 2021. As of December 31, 2020, our accumulated deficit was $47,142,000. Our losses could continue for the foreseeable future, as we continue our investment in research and development and clinical trials to complete the development of our technology and to attain regulatory approvals, begin the commercialization efforts for our cancer detection kits, increase our marketing and selling expenses, and incur additional costs as a result of being a publicly reporting company in the United States. The extent of our future operating losses and the timing of becoming profitable are highly uncertain, and we may never achieve or sustain profitability.

We have a need for substantial additional financing and will have to significantly delay, curtail or cease operations if we are unable to secure such financing.

The Company requires substantial additional financing to fund its operations. As of December 31, 2020, we had cash and cash equivalents of $935,000. We believe that we will be able to use currently available capital resources for up to four months after the date of this Annual Report on Form 10-K. We will need to raise additional funds prior to commercializing our cancer detection products. Additional financing may not be available to us on a timely basis on terms acceptable to us, or at all. In addition, any additional financing may be dilutive to our shareholders or may require us to grant a lender a security interest in our assets.

The report of our independent registered public accounting firm expresses substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm indicated in its report on our financial statements for the year ended December 31, 2020, included elsewhere in this Annual Report on Form 10-K, that conditions exist that raise substantial doubt about our ability to continue as a going concern. A going concern paragraph included in our independent registered public accounting firm’s report on our financial statements, could color investor perceptions and impair our ability to finance our operations through the sale of equity, incurring debt, or other financing alternatives. Our ability to continue as a going concern will depend upon many factors beyond our control including the availability and terms of future funding and the demand for COVID-19 tests. If we are unable to achieve our goals and raise the necessary funds to finance our operations, our business would be jeopardized, and we may not be able to continue. If we ceased operations, it is likely that all of our investors would lose their investment.

Risks Related to our COVID-19 Antibody Test

In connection with the marketing and sale of our COVID-19 antibody test, we are relying on FDA policies and guidance provisions that have recently changed and may continue to change. If we misinterpret this guidance or the guidance changes unexpectedly and/or materially, potential sales of our COVID-19 antibody test could be impacted.

The FDA issued non-binding guidance for manufacturers relating to the pathway to enable FDA notification following confirmed validation for devices related to testing for COVID-19 under the Policy for Coronavirus Disease-2019 Tests During the Public Health Emergency. Following the issuance of the guidance published on March 16, 2020, revised guidance specific to COVID-19 ‘antibody tests’ was issued. Newer guidance was published on May 4, 2020 further describing the requirements for serology tests to continue to be marketed under an Emergency Use Authorization. If our interpretation of the newly revised guidance is incorrect or specifics around the guidance change, sales of our COVID-19 antibody test could be materially impacted.

There can be no assurance of market acceptance for our COVID-19 antibody test.

The commercial success of our COVID-19 antibody test will depend upon its acceptance as medically useful and cost-effective by physicians and other members of the medical community, patients and third-party payers. Broad market acceptance can be achieved only with substantial education about the benefits and limitations of such tests, as well as resolution of concerns about their appropriate use. Our reputation and the public image of our COVID-19 antibody test kits may be impaired if they fail to perform as expected or are perceived as difficult to use. Despite quality control testing, defects or errors could occur with the tests. Thus, there can be no assurance our COVID-19 antibody test will gain market acceptance on a timely basis, if at all, and purchasers of such tests could choose to purchase competitors’ tests instead. Failure to achieve market acceptance and/or the impact of strong competition will have a material adverse effect on our business, financial condition and results of operations.

We rely on a third party to manufacture the COVID-19 antibody tests for us, and if such third party refuses or is unable to supply us with the COVID-19 test kits, our business will be materially harmed.

We rely on a third party to manufacture the COVID-19 antibody tests. If any issues arise with respect to the manufacturer’s ability to manufacture and deliver to us the COVID-19 tests, our business could be materially harmed. In addition, the manufacturer may be unable to provide us with an adequate supply of COVID-19 antibody tests for various reasons, including, among others, if it becomes insolvent, if a United States regulatory authority or other governments block the import or sale of the COVID-19 tests or if it fails to maintain its rights to manufacture the COVID-19 test. If we are unable to keep up with demand for the COVID-19 antibody test kits, our revenue growth could be impaired, market acceptance for the test could be adversely affected, and our customers might instead purchase our competitors’ diagnostic tests.

We have relied and expect to continue to rely on third parties to conduct studies of the COVID-19 diagnostic tests that will be required by the FDA or other regulatory authorities, and those third parties may not perform satisfactorily.

Although we are selling our COVID-19 antibody test kits by virtue of recent FDA guidance allowing for reduced product clinical and analytical studies, we have relied on third parties, such as independent testing laboratories and hospitals, to conduct such studies. Our reliance on these third parties will reduce our control over these activities. These third-party contractors may not complete activities on schedule or conduct studies in accordance with regulatory requirements or our study design. We cannot control whether they devote sufficient time, skill and resources to our studies. Our reliance on third parties that we do not control will not relieve us of any applicable requirement to prepare, and ensure compliance with, various procedures required under good clinical practices. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised due to their failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our studies may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for additional diagnostic tests.

We may not succeed in completing the development of our cancer detection products, commercializing our products or generating significant revenues.

From the commencement of our operations until March 2020, we have focused on the research and development and limited clinical trials of our cancer detection kits. Our ability to generate revenues and achieve profitability in the long run depends on our ability to successfully complete the development of our products, obtain market approval and generate significant revenues. The future success of our business cannot be determined at this time, and we do not anticipate generating revenues from cancer detection product sales for the foreseeable future. At the same time, we recognize that the recent development of several vaccines for COVID-19 may make our COVID-19 tests less valuable. In addition, we face a number of challenges with respect to our future commercialization efforts of our products that do not relate to COVID-19, including, among others, that:

●	we may not have adequate financial or other resources to complete the development of our products;

●	we may not be able to manufacture our products in commercial quantities, at an adequate quality or at an acceptable cost;

●	we may not be able to meet the timing schedule for (a) completing successful clinical trials in the U.S.; and (b) receiving U.S. Food and Drug Administration, or FDA, approval within our goal of approximately two to four years;

●	we may not be able to maintain our CE mark due to the regulatory changes;

●	we may never receive FDA approval, for our intended development plan;

●	we may not be able to establish adequate sales, marketing and distribution channels;

●	healthcare professionals and patients may not accept our cancer detection kits;

●	technological breakthroughs in cancer detection, treatment and prevention may reduce the demand for our products;

●	changes in the market for cancer detection, new alliances between existing market participants and the entrance of new market participants may interfere with our market penetration efforts;

●	third-party payors may not agree to reimburse patients for any or all of the purchase price of our products, which may adversely affect patients’ willingness to purchase our cancer detection kits;

●	uncertainty as to market demand may result in inefficient pricing of our cancer detection kits;

●	we may face third-party claims of intellectual property infringement;

●	we may fail to obtain or maintain regulatory approvals for our cancer detection kits in our target markets or may face adverse regulatory or legal actions relating to our cancer detection kits even if regulatory approval is obtained; and

●	we are dependent upon the results of ongoing clinical studies relating to our cancer detection kits and the products of our competitors. We may fail in obtaining positive results.

If we are unable to meet any one or more of these challenges successfully, our ability to effectively commercialize our cancer detection kits could be limited, which in turn could have a material adverse effect on our business, financial condition and results of operations.

We are currently in the process of improving our technology and adapting to the high throughput methodology.

We believe our existing protocols and measurement instruments are sufficient to support the initial commercial launch in Israel and Europe. However, we plan to change our protocol and measurement instrument as well as our sample handling in order to adapt it to new high throughput methodology once we have successfully commercialized and have begun research activities on this second-generation protocols and measurement instruments. The changes we plan to implement in the second-generation protocol and measurement instrument are significant. The new protocol aims to be more robust, reproducible, fast and easy to handle, however, this transformation from the older manual protocol to the new protocol incurs several risks. To our management’s knowledge, the new protocol will not impact the previously obtained European Conformity, or CE, mark of approval of the TBIA test. The results may not be as promising as the former version and although some procedures may be more reproducible, these procedures will unfortunately damage some molecules, which were part of the diagnostic features in the previous protocol.

The previous tests we performed were preliminary or limited un-blinded studies.

We consider the tests conducted by us, as of the current date, under our method, to be preliminary or limited, as they include a relatively small number of test subjects. Thus, there is a risk in having less sufficient sensitivity and/or specificity in the trials we plan on conducting with larger populations, in comparison to the preliminary data we have gathered thus far. Increasing the population can increase the variance in the medical condition of the control patients as well as the cancer patients, thus affecting our test performances with regard to cancer detection.

If healthcare professionals do not recommend our product to their patients, our cancer detection kits may not achieve market acceptance and we may not become profitable.

Cancer detection candidates are generally referred to a specified device by their healthcare professional and detection technologies are purchased by prescription. If healthcare professionals, including physicians, do not recommend or prescribe our product to their patients, our cancer detection kits may not achieve market acceptance and we may not become profitable. In addition, physicians have historically been slow to change their medical diagnostic and treatment practices because of perceived liability risks arising from the use of new products. Delayed adoption of our cancer detection kits by healthcare professionals could lead to a delayed adoption by patients and third-party payors. Healthcare professionals may not recommend or prescribe our cancer detection kits until certain conditions have been satisfied, including, among others:

●	sufficient long-term clinical evidence to convince them to supplement their existing detection methods and device recommendations;

●	recommendations from other prominent physicians, educators and/or associations that our cancer detection kits are safe and effective;

●	obtainment of favorable data from clinical studies for our cancer detection kits; and

●	availability of reimbursement or insurance coverage from third-party payors.

We cannot predict when, if ever, healthcare professionals and patients may adopt the use of our cancer detection kits. Even if favorable data is obtained from clinical studies for our cancer detection kits, there can be no assurance that physicians would endorse it or that future clinical studies will continue to produce favorable data regarding our cancer detection kits. In addition, prolonged market exposure may also be a pre-requisite to reimbursement or insurance coverage from third-party payors. If our cancer detection kits do not achieve an adequate level of acceptance by patients, healthcare professionals and third-party payors, we may not generate significant product revenues and we may not become profitable.

Our reliance on limited source suppliers could harm our ability to meet demand for our product in a timely manner or within budget.

We currently depend on a limited number of source suppliers for some of the components necessary for the production of our product. Our current suppliers have been able to supply the required quantities of such components to date. However, if the supply of these components is disrupted or terminated or if our current suppliers are unable to supply required quantities of components, we may not be able to find alternative sources for these key components in a timely manner. Although we are planning to maintain strategic inventory of key components, the inventory may not be sufficient to satisfy the demand for our products if such supply is interrupted or otherwise affected by catastrophic events such as a fire at our storage facility. As a result, we may be unable to meet the demand for our testing kits, which could harm our ability to generate revenues, lead to customer dissatisfaction and damage our reputation. If we are required to change the manufacturer of any of these key components, there may be a significant delay in locating a suitable alternative manufacturer. The delays associated with the identification of a new manufacturer could delay our ability to manufacture our testing kits in a timely manner or within budget. Furthermore, in the event that the manufacturer of a key component of our testing kits ceases operations or otherwise ceases to do business with us, we may not have access to the information necessary to enable another supplier to manufacture the component. The occurrence of any of these events could harm our ability to meet demand for our testing kits in a timely manner or within budget.

The use of any of our products could result in product liability or similar claims that could have an adverse effect on our business, financial condition, results of operations and our reputation.

Our business exposes us to an inherent risk of potential product liability or similar claims related to the manufacturing, marketing and sale of medical devices. The medical device industry has historically been litigious, and we face financial exposure to product liability or similar claims if the use of our kits were to cause or contribute to injury or death, including, without limitation, harm to the body caused by the procedure or inaccurate diagnoses from the procedure that could affect treatment options. There is also the possibility that defects in the design or manufacture of any of these products might necessitate a product recall. Although we plan to maintain product liability insurance, the coverage limits of these policies may not be adequate to cover future claims. In the future, we may be unable to maintain product liability insurance on acceptable terms or at reasonable costs and such insurance may not provide us with adequate coverage against potential liabilities. A product liability claim, regardless of merit or ultimate outcome, or any product recall could result in substantial costs to us, damage to our reputation, customer dissatisfaction and frustration, and a substantial diversion of management attention. A successful claim brought against us in excess of, or outside of, our insurance coverage could have a material adverse effect on our business, financial condition, results of operations and our reputation.

We will require additional funding in order to commercialize our cancer detection kits and to develop and commercialize any future products.

Assuming we are successful in raising additional capital, we will continue our efforts to commercialize our cancer detection kits.

In order to market and sell our products in Israel, we require the approval of the Ministry of Health. To the best of our knowledge, approval of our products by the Ministry of Health requires us to comply with CE mark approval and International Organization for Standardization (ISO) 13485 (both of which we have already obtained). We were previously approved to sell our products in Israel, and we have restarted the regulatory approval process in Israel and expect the regulatory approval process in Israel to take until the end of the second quarter of 2021, although there may be delays due to the backlog from the Coronavirus pandemic.

Furthermore, if adequate additional financing on acceptable terms is not available, we may not be able to develop our cancer detection kits at the rate or to the stage we desire, and we may have to delay or abandon the commercialization of our cancer detection kits. Alternatively, we may be required to prematurely license to third parties the rights to further develop or to commercialize our cancer detection kits on terms that are not favorable to us. Any of these factors could materially adversely affect our business, financial condition and results of operations.

We are entering a potentially highly competitive market.

Early detection is vital to the treatment of cancer, which is also the focus area of our products. The diagnostic, pharmaceutical and biopharmaceutical industries are characterized by intense competition and rapid, significant technological changes. Many companies, research institutions and universities are conducting research and development in a number of areas similar to those that we focus on that could lead to the development of new products which could possibly compete with our own. Most of the companies against which we will compete have substantially greater financial, technical, manufacturing, marketing, distribution and other resources. A number of these companies may have or may develop technologies for developing products for detecting various cancers that could prove to be the same or even superior to ours. We expect technological developments in the diagnostic, pharmaceutical, biopharmaceutical and related fields to occur at a rapid rate, and we believe competition will intensify as advances in these fields are made.

Our future success depends in part on our ability to retain our executive officers and to attract, retain and motivate other qualified personnel.

We are highly dependent on the principal members of our management, research and development team and scientific staff. In order to implement our business strategy, we will need to attract and retain key personnel with expertise in the areas of research and development, clinical testing, government regulation, manufacturing, finance, marketing and sales. The inability to recruit and retain qualified personnel, or the loss of the services of our executive officers, without proper replacement, may impede the progress of our development and commercialization objectives.

There are future financial risks associated with funding our business operations with loans.

It is highly likely that we will find it necessary to borrow funds from banks or other financial institutions. In particular, despite the fact that we have repurchased a significant portion of our convertible debt, we may still need to borrow money in order to repurchase additional convertible debt that we have issued to finance our operations, the conversion of which may have a depressant effect on our stock price. No assurances can be given that, at the time we desire to borrow funds, banks or other financial institutions will be willing to loan funds to us or that, if willing, they will do so on terms acceptable to our management. If we cannot borrow sufficient funds for our operations, that might have a material adverse effect on our business, financial condition or operating results.

We may become involved in legal proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, including securities class action litigation. In the past, biotechnology and pharmaceutical companies have experienced significant share price volatility, particularly when associated with binary events such as clinical trials and product approvals. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business and result in a decline in the market price of our ordinary shares.

We may face tax exposure as a result of the Provista transaction.

On December 19, 2019, we entered into an exclusive option agreement (the “Option Agreement”) with Strategic Investment Holdings LLC (“SIH”), Ascenda Biosciences LLC (“Ascenda”), and Provista pursuant to which Asenda granted us the exclusive option to acquire all of the outstanding shares of Provista in consideration for an aggregate of $10 million of our Ordinary Shares (calculated as described in the Option Agreement), of which $3 million of Ordinary Shares (or 48,708,185 Ordinary Shares) have been issued to SIH to date. To the extent that the value of the assets transferred to us in the transaction are not comparable to the value of our Ordinary Shares issued or to be issued to SIH pursuant to the Option Agreement, we may face tax exposure in both Israel and the United States

We may face tax liability as a result of the Amarantus transaction.

On February 27, 2019, we entered into a joint venture agreement with Amarantus Bioscience Holdings, Inc. (“Amarantus”) pursuant to which we issued Ordinary Shares representing 19.99% of the then-issued and outstanding Ordinary Shares of our Company to Amarantus, in exchange for Amarantus transferring to us 19.99% of Breakthrough, which was then a wholly-owned subsidiary of Amarantus, and for Amarantus assigning its amended and restated license agreement with the University of Leipzig for an exclusive license to develop and commercialize the LymPro Test®, an immune-based neurodiagnostic blood test for the detection of Alzheimer’s disease (the “License”). On April 14, 2019, we notified Amarantus of the Company’s decision to exercise its option to acquire the remaining 80.01% of Breakthrough held by Amarantus in exchange for the issuance to Amarantus of Ordinary Shares of the Company representing an additional thirty percent (30%) of the Company’s then-issued and outstanding share capital, such that the Company would own 100% of Breakthrough, and Amarantus would own 49.99% of the Company. At the annual meeting of shareholders of the Company held on April 29, 2019, the Company’s shareholders voted on a resolution approving the Company’s exercise of this option. On July 28, 2020, the Company entered into Amendment No. 1 to the Binding Joint Venture Agreement with Amarantus pursuant to which the parties agreed that the Company would issue 49.9% of its ordinary shares as of December 31, 2019 to Amarantus in exchange for the 80.01% equity interest it does not own of Breakthrough Diagnostics, Inc. In addition, Amarantus will receive a 10% royalty on LymPro intellectual property. On July 28, 2020, the Company exercised this option and issued an additional 67,599,796 ordinary shares to Amarantus. To the extent that the value of the assets transferred to us in the transaction is not comparable to the value of our Ordinary Shares issued to Amarantus in this transaction, we may face a tax exposure in both Israel and the United States.

Our U.S. Holders may suffer adverse tax consequences if we were to be characterized as a passive foreign investment company, or PFIC.

Generally, if for any taxable year 75% or more of our gross income is passive income, or at least 50% of our assets are held for the production of, or produce, passive income, we would be characterized as a passive foreign investment company, or PFIC, for U.S. federal income tax purposes. There can be no assurance that we will not be classified as a PFIC in any year. If we were to be characterized as a PFIC for U.S. federal income tax purposes in any taxable year during which a U.S. Holder, as defined in “Taxation— U.S. Tax Considerations”, owns Ordinary Shares, such U.S. Holder could face adverse U.S. federal income tax consequences, including having gains realized on the sale of our Ordinary Shares classified as ordinary income, rather than as capital gains, a loss of the preferential rate applicable to dividends received on our Ordinary Shares by individuals who are U.S. Holders and having interest charges apply to distributions by us and the proceeds of share sales. Certain elections exist that may alleviate some of the adverse consequences of PFIC status and would result in an alternative treatment (such as mark-to-market treatment) of our Ordinary Shares; however, we do not intend to provide the information necessary for U.S. Holders to make “qualified electing fund elections”, or QEF elections, if we are classified as a PFIC, and, accordingly, such elections would not be available to U.S. Holders. See “Taxation — U.S. Tax Considerations”.

Our business may be adversely affected by the ongoing Coronavirus pandemic.

The outbreak of the novel Coronavirus (COVID-19) has evolved into a global pandemic. The Coronavirus has spread to many regions of the world. The extent to which the Coronavirus impacts our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning the Coronavirus and the actions to contain the Coronavirus or treat its impact, among others.

As a result of the continuing spread of the Coronavirus, certain aspects of our business operations may be delayed. Specifically, as a result of shelter-in-place orders and other mandated local travel restrictions, among other things, the research and development activities of certain of our partners may be affected, resulting in delays to our clinical trials, and we can provide no assurance as to when such trials will resume at this time.

Furthermore, site initiation, participant recruitment and enrollment, participant dosing, distribution of clinical trial materials, study monitoring and data analysis may be paused or delayed due to changes in hospital or university policies, federal, state or local or foreign regulations, prioritization of hospital resources toward pandemic efforts, or other reasons related to the pandemic. If the Coronavirus continues to spread, some participants and clinical investigators may not be able to comply with clinical trial protocols. For example, quarantines or other travel limitations (whether voluntary or required) may impede participant movement, affect sponsor access to study sites, or interrupt healthcare services, and we may be unable to conduct our clinical trials. Further, if the spread of the Coronavirus pandemic continues and our operations are adversely impacted, we risk a delay, default and/or nonperformance under existing agreements which may increase our costs. These cost increases may not be fully recoverable or adequately covered by insurance.

Infections and deaths related to the pandemic may disrupt the United States’ or other countries’ healthcare and healthcare regulatory systems. Such disruptions could divert healthcare resources away from, or materially delay FDA or foreign regulatory agency review and/or approval with respect to, our clinical trials. It is unknown how long these disruptions could continue, were they to occur. Any elongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of our product candidates.

We currently utilize third parties to, among other things, manufacture raw materials. If any third-party party in the supply chain for materials used in the production of our product candidates is adversely impacted by restrictions resulting from the Coronavirus outbreak, our supply chain may be disrupted, limiting our ability to manufacture our product candidates for our clinical trials and research and development operations.

The spread of the Coronavirus, which has caused a broad impact globally, including restrictions on travel and quarantine policies put into place by businesses and governments, may have a material economic effect on our business. While the potential economic impact brought by and the duration of the pandemic may be difficult to assess or predict, it has already caused, and is likely to result in further, significant disruption of global financial markets, which may reduce our ability to access capital either at all or on favorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the spread of the Coronavirus could materially and adversely affect our business and the value of our ordinary shares.

The ultimate impact of the current pandemic, or any other health epidemic, is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, our research programs, healthcare systems or the global economy as a whole. However, these effects could have a material impact on our operations, and we will continue to monitor the situation closely.

Risks Related to Our Intellectual Property

We may not successfully maintain our existing license agreement with BGU and Soroka, and we are currently not in compliance with the repayment terms of the license agreement, which could adversely affect our ability to develop and commercialize our product candidates.

We rely on our existing License Agreement with BGU and Soroka with respect to the development of our core cancer technology, TBIA. Our failure to maintain our existing license could adversely affect our ability to develop and commercialize our product candidates and could adversely affect our business prospects, financial condition or ability to develop and commercialize our product candidates.

We may not be able to further establish or maintain such licensing and collaboration arrangements necessary to develop and commercialize our product candidates. Even if we are able to maintain or establish licensing or collaboration arrangements, these arrangements may not be on favorable terms and may contain provisions that will restrict our ability to develop, test and market our product candidates. Any failure to maintain or establish licensing or collaboration arrangements on favorable terms could adversely affect our business prospects, financial condition or ability to develop and commercialize our product candidates.

Our license agreement contains provisions that could give rise to disputes regarding the rights and obligations of the parties. These and other possible disagreements could lead to termination of the agreement or delays in collaborative research, development, supply, or commercialization of certain product candidates, or could require or result in litigation or arbitration. Moreover, disagreements could arise with our collaborators over rights to intellectual property or our rights to share in any of the future revenues of products developed by our collaborators. These kinds of disagreements could result in costly and time-consuming litigation. Any such conflicts with our collaborators could reduce our ability to obtain future collaboration agreements and could have a negative impact on our relationship with existing collaborators.

If we are unable to protect our intellectual property rights, our competitive position could be harmed.

Our success and ability to compete depends in large part upon our ability to protect our intellectual property. We face several risks and uncertainties in connection with our intellectual property rights, including, among others:

●	pending and future patent applications may not result in the issuance of patents or, if issued, may not be issued in a form that will be advantageous to us;

●	our issued patents may be challenged, invalidated or legally circumvented by third parties;

●	our patents may not be upheld as valid and enforceable or prevent the development of competitive products;

●	the eligibility of certain inventions related to diagnostic medicine, more specifically diagnostic methods and processes, for patent protection in the United States has been limited recently which may affect our ability to enforce our issued patents in the United States or may make it difficult to obtain broad patent protection going forward in the United States;

●	for a variety of reasons, we may decide not to file for patent protection on various improvements or additional features; and

●	intellectual property protection and/or enforcement may be unavailable or limited in some countries where laws or law enforcement practices may not protect our proprietary rights to the same extent as the laws of the United States, the European Union, or Israel.

Consequently, our competitors could develop, manufacture and sell products that directly compete with our products, which could decrease our sales and diminish our ability to compete. In addition, competitors could attempt to develop their own competitive technologies that fall outside of our intellectual property rights. If our intellectual property does not adequately protect us from our competitors’ products and methods, our competitive position could be materially adversely affected.

Because the medical device industry is litigious, we are susceptible to intellectual property suits that could cause us to incur substantial costs or pay substantial damages or prohibit us from selling our cancer detection kits.

There is a substantial amount of litigation over patent and other intellectual property rights in the medical device industry. Whether or not a product infringes a patent involves complex legal and factual considerations, the determination of which is often uncertain. Our management is presently unaware of any other parties’ valid patents and proprietary rights which our evolving product designs would infringe. Searches typically performed to identify potentially infringed patents of third parties are often not conclusive and, because patent applications can take many years to issue, there may be applications now pending, which may later result in issued patents which our current or future products may infringe. In addition, our competitors or other parties may assert that our cancer detection kits and the methods employed may be covered by patents held by them. If any of our products infringes a valid patent, we could be prevented from manufacturing or selling such product unless we are able to obtain a license or able to redesign the product in such a manner as to avoid infringement. A license may not always be available or may require us to pay substantial royalties. We also may not be successful in any attempt to redesign our product to avoid infringement. Infringement and other intellectual property claims, with or without merit, can be expensive and time-consuming to litigate and could divert our management’s attention from operating our business.

The steps we have taken to protect our intellectual property may not be adequate, which could have a material adverse effect on our ability to compete in the market.

In addition to filing patent applications, we rely on confidentiality, non-compete, non-disclosure and assignment of inventions provisions, as appropriate, in our agreements with our employees, consultants, and service providers, to protect and otherwise seek to control access to, and distribution of, our proprietary information. These measures may not be adequate to protect our intellectual property from unauthorized disclosure, third-party infringement or misappropriation, for the following reasons:

●	the agreements may be breached, may not provide the scope of protection we believe they provide or may be determined to be unenforceable;

●	we may have inadequate remedies for any breach;

●	proprietary information could be disclosed to our competitors; or

●	others may independently develop substantially equivalent or superior proprietary information and techniques or otherwise gain access to our trade secrets or disclose such technologies.

Specifically, with respect to non-compete agreements, we may be unable to enforce these agreements, in whole or in part, and it may be difficult for us to restrict our competitors from gaining the expertise that our former employees gained while working for us. If our intellectual property is disclosed or misappropriated, it could harm our ability to protect our rights and could have a material adverse effect on our business, financial condition and results of operations.

We may need to initiate lawsuits to protect or enforce our patents and other intellectual property rights, which could be expensive and, if we lose, could cause us to lose some of our intellectual property rights, which would harm our ability to compete in the market.

We rely on patents to protect a portion of our intellectual property and our competitive position. Patent law relating to the scope of claims in the technology fields in which we operate is still evolving and, consequently, patent positions in the medical device industry are generally uncertain. In order to protect or enforce our patent rights, we may initiate patent and related litigation against third parties, such as infringement suits or interference proceedings. Any lawsuits that we initiate could be expensive, take significant time and divert our management’s attention from other business concerns and the outcome of litigation to enforce our intellectual property rights in patents, copyrights, trade secrets or trademarks is highly unpredictable. Litigation also puts our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing. In addition, we may provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, including attorney fees, if any, may not be commercially valuable. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Regulations

If we or our future distributors do not obtain and maintain the necessary regulatory clearances or approvals in a specific country or region, we will not be able to market and sell our cancer detection kits or future products in that country or region.

We intend to market our cancer detection kits in a number of international markets. To be able to market and sell our cancer detection kits in a specific country or region, we or our distributors must comply with the regulations of that country or region. While the regulations of some countries do not impose barriers to marketing and selling part or all of our products or only require notification, others require that we or our distributors obtain the approval of a specified regulatory authority. These regulations, including the requirements for approvals and the time required for regulatory review, vary from country to country. Obtaining regulatory approvals is expensive and time-consuming, and we cannot be certain that we or our distributors will receive regulatory approvals for our cancer detection kits or any future products in each country or region in which we plan to market such products. If we modify our cancer detection kits or any future products, we or our distributors may need to apply for new regulatory approvals or regulatory authorities may need to review the planned changes before we are permitted to sell them.

We obtained approval to use the European CE mark on December 9, 2013 with the receipt of a Certificate of Conformance from our regulatory authorized representative in Europe. The European regulatory demands regarding IVD have recently been revised and major changes need to be made in order to keep our CE Mark. These changes will need to be made by 2022. We may not meet the quality and safety standards required to maintain any authorizations we receive in the future or maintain the CE Certificate of Conformance that we have already received. If we or our distributors are unable to maintain our authorizations or CE Certificate of Conformance in a particular country or region, we will no longer be able to sell our cancer detection kits or any future products in that country or region, and our ability to generate revenues will be materially and adversely affected.

If we are unable to successfully complete clinical trials with respect to our cancer detection kits, we may be unable to receive regulatory approvals or clearances for our cancer detection kits and/or our ability to achieve market acceptance of our cancer detection kits will be harmed.

The development of cancer diagnostics typically includes pre-clinical studies. Certain other devices require the submission of data generated from clinical trials, which can be a long, expensive and uncertain process, subject to delays and failure at any stage. The data obtained from the studies and trials may be inadequate to support regulatory clearances or approvals, or to obtain third country approval equivalent to the European CE mark of approval, or to allow market acceptance of the products being studied. Our cancer detection kits are currently undergoing clinical development.

We conducted clinical studies in cooperation with leading hospitals in Israel. A study with Soroka (along with BGU) formed the basis of our methodology. We then conducted studies, with both Rabin Medical Center, or Rabin, and Kaplan Medical Center, or Kaplan, which focused on breast and colorectal cancers.

Currently, we are engaged in completing clinical trials at Kaplan Hospital and Beilinson Hospital concerning breast cancer and colorectal cancer that are required for product development. The data from these clinical trials may be used or required in order to obtain regulatory approvals for our products including for the purpose of seeking FDA approval.

As for the FDA, our products’ intended use or other specifications that are under development today may not be accepted by the FDA. Under such circumstances, we may be required to change the intended use or specifications of our products, and be required to perform additional trials and provide new supportive material to the FDA.

We are an IVD company, developing proprietary technology which will analyze a blood sample to detect the presence of various cancers. Since we are not developing a drug, we believe that we will not need to submit an investigational new drug application to the FDA prior to conducting clinical trials in the U.S. We believe that we will only need institutional review board, or IRB, approval prior to conducting clinical trials in the U.S.

We expect that obtaining FDA approval for the marketing and selling of our products in the U.S. will take anywhere between two to four years and will cost us approximately $10 million to $15 million. As we do not have this amount of money, we would need to raise additional funds to perform clinical trials in the U.S. in order to receive FDA approval. If we are unable to raise such funds, we will not be able proceed with our efforts to obtain FDA approval. Inability to obtain FDA approval would significantly harm our viability as a company.

We estimate that we will need a “small pilot” clinical trial (less than 100 patients) to enable us to approach the FDA with the results and begin a dialogue with the FDA to seek the FDA’s recommendation (not their approval) as to trial size and the protocols for future U.S. clinical trials. We plan to submit a formal application to the FDA for approval of the TBIA method after we have completed our clinical trials in the U.S.

Upon the closing of the Provista transaction, we will own a Clinical Laboratory Improvement Amendments laboratory, or CLIA laboratory, and retain our product as a Laboratory Developed Test, or LDT, which are assays developed in the laboratory for internal use, in parallel to the FDA evaluation.

Further, any regulatory authority whose approval we will require in order to market and sell our products in any territory may require us to submit data on a greater number of patients than we originally anticipated and/or for a longer follow-up period or they may change the data collection requirements or data analysis applicable to our clinical trials.

The commencement or completion of any of our clinical studies or trials may be delayed or halted, or be inadequate to support regulatory clearance, approval or product acceptance, or to obtain local regulatory approvals in any country that we wish to sell our products, for numerous reasons, including, among others:

●	patients do not enroll in the clinical trial at the rate we expect;

●	patients do not comply with trial protocols;

●	patient follow-up is not at the rate we expect;

●	patients experience adverse side effects;

●	patients die during a clinical trial, even though their death may be unrelated to our product;

●	regulatory authorities do not approve a clinical trial protocol or a clinical trial, or place a clinical trial on hold;

●	IRBs, Ethics Committees and third-party clinical investigators may delay or reject our trial protocol and Informed Consent Form;

●	third-party clinical investigators decline to participate in a study or trial or do not perform a study or trial on our anticipated schedule or consistent with the investigator agreements, study or trial protocol, good clinical practices or FDA, IRBs, Ethics Committees, or other applicable requirements;

●	third-party organizations such as the Contract Research Organization, do not perform data collection, monitoring and analysis in a timely or accurate manner or consistent with the study or trial protocol or investigational or statistical plans;

●	regulatory inspections of our studies, trials or manufacturing facilities may require us to, among other things, undertake corrective action or suspend or terminate our studies or clinical trials;

●	changes in governmental regulations or administrative actions;

●	the interim or final results of the study or clinical trial are inconclusive or unfavorable as to safety or efficacy; and

●	a regulatory agency or our notified body concludes that our trial design is or was inadequate to demonstrate different parameters of the assay.

The results of pre-clinical and clinical studies do not necessarily predict future clinical trial results, and predecessor clinical trial results may not be repeated in subsequent clinical trials. Additionally, any regulatory authority whose approval we will require in order to market and sell our products in any territory may disagree with our interpretation of the data from our pre-clinical studies and clinical trials, or may find the clinical trial design, conduct or results inadequate to demonstrate safety or efficacy, and may require us to pursue additional pre-clinical studies or clinical trials, which could further delay the clearance or approval of the sale of our products. The data we collect from our non-clinical testing, our pre- clinical studies and other clinical trials may not be sufficient to support regulatory approval.

If the third parties on which we rely to conduct our clinical trials and clinical development do not perform as contractually required or expected, we may not be able to obtain regulatory clearance or approval for, or commercialize, our cancer detection kits or future products.

We do not have the ability to independently conduct our clinical trials for our cancer detection kits and we must rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories to conduct such trials. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if these third parties need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our pre-clinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory clearance for, or successfully commercialize, our cancer detection kits or future products on a timely basis, if at all, and our business, operating results and prospects may be adversely affected. Furthermore, our third-party clinical trial investigators may be delayed in conducting our clinical trials for reasons outside of their control.

The results of our clinical trials may not support our product claims or may result in the discovery of adverse side effects.

Even if our clinical trials are completed as planned, we cannot be certain that their results will support our product claims or that any regulatory authority whose approval we will require in order to market and sell our products in any territory will agree with our conclusions regarding them. Success in pre-clinical studies and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that clinical trials will replicate the results of prior trials and pre-clinical studies. The clinical trial process may fail to demonstrate that our cancer detection kits, or any future products, are safe and effective for the proposed indicated uses, which could cause us to abandon a product and may delay development of others. Any delay or termination of our clinical trials will delay the filing of our product submissions and, ultimately, our ability to commercialize our cancer detection kits, or any future products, and generate revenues. It is also possible that patients enrolled in clinical trials will experience adverse side effects that are not currently part of the product candidate’s profile.

Our cancer detection kits may in the future be subject to product recalls that could harm our reputation, business and financial results.

The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture. In the case of the FDA, the authority to require a recall must be based on an FDA finding that there is a reasonable probability that the device would cause serious injury or death. In addition, foreign governmental bodies have the authority to require the recall of our products in the event of material deficiencies or defects in design or manufacture. Manufacturers may, under their own initiative, recall a product if any material deficiency in a device is found. A government-mandated or voluntary recall by us or one of our distributors could occur as a result of component failures, manufacturing errors, design or labeling defects or other deficiencies and issues. Once marketed, recalls of any of our products, including our cancer detection kits, would divert managerial and financial resources and have an adverse effect on our business, financial condition and results of operations. The FDA requires that certain classifications of recalls be reported to the FDA within 10 working days after the recall is initiated. Companies are required to maintain certain records of recalls, even if they are not reportable to the FDA. We may initiate voluntary recalls involving our products in the future that we determine do not require us to notify the FDA. If the FDA disagrees with our determinations, they could require us to report those actions as recalls. A future recall announcement could harm our reputation with customers and negatively affect our sales. In addition, the FDA could take enforcement action against us based on our failure to report the recalls when they were conducted.

If we are unable to achieve reimbursement and coverage from third-party payors for laboratory tests using our cancer detection kits, or if reimbursement is insufficient to create an economic benefit for purchasing or using our cancer detection kits when compared to alternative tests, demand for our products may not grow at the rate we expect.

The demand for our cancer detection kits will depend significantly on the eligibility of the tests performed using our cancer detection kits for reimbursement through government-sponsored healthcare payment systems and private third-party payors. Reimbursement practices vary significantly from country to country and within some countries, by region, and we must obtain reimbursement approvals on a country-by-country and/or region-by-region basis. In general, the process of obtaining reimbursement and coverage approvals has been longer outside of the United States. We may not be able to obtain reimbursement approvals in a timely manner or at all and existing reimbursement and coverage policies may be revised from time to time by third-party payors. If physicians, hospitals and other healthcare providers are unable to obtain sufficient coverage and reimbursement from third-party payors for tests using our cancer detection kits, if reimbursement is, or is perceived by our customers to be, insufficient to create an economic incentive for purchasing or using our cancer detection kits, or if such reimbursement does not adequately compensate physicians and health care providers compared to the other tests they offer, demand for our products may not grow at the rate we expect.

Federal and state privacy laws, and equivalent laws of third countries, may increase our costs of operation and expose us to civil and criminal sanctions.

The Health Insurance Portability and Accountability Act of 1996, as amended, and the regulations that have been issued under it, or collectively HIPAA, and similar laws outside the United States, contain substantial restrictions and requirements with respect to the use and disclosure of individuals’ protected health information. The HIPAA privacy rules prohibit “covered entities,” such as healthcare providers and health plans, from using or disclosing an individual’s protected health information, unless the use or disclosure is authorized by the individual or is specifically required or permitted under the privacy rules. Under the HIPAA security rules, covered entities must establish administrative, physical and technical safeguards to protect the confidentiality, integrity and availability of electronic protected health information maintained or transmitted by them or by others on their behalf. While we do not believe that we will be a covered entity under HIPAA, we believe many of our customers will be covered entities subject to HIPAA. Such customers may require us to enter into business associate agreements, which will obligate us to safeguard certain health information we obtain in the course of our relationship with them, restrict the manner in which we use and disclose such information and impose liability on us for failure to meet our contractual obligations.

In addition, under The Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, certain of HIPAA’s privacy and security requirements are now also directly applicable to “business associates” of covered entities and subject them to direct governmental enforcement for failure to comply with these requirements. We may be deemed as a “business associate” of some of our customers. As a result, we may be subject to civil and criminal penalties for failure to comply with applicable privacy and security rule requirements. Moreover, HITECH created a new requirement obligating “business associates” to report any breach of unsecured, individually identifiable health information to their covered entity customers and imposes penalties for failing to do so.

In addition to HIPAA, most U.S. states have enacted patient confidentiality laws that protect against the disclosure of confidential medical information, and many U.S. states have adopted or are considering adopting further legislation in this area, including privacy safeguards, security standards, and data security breach notification requirements. These U.S. state laws, which may be even more stringent than the HIPAA requirements, are not preempted by the federal requirements, and we are therefore required to comply with them to the extent they are applicable to our operations.

These and other possible changes to HIPAA or other U.S. federal or state laws or regulations, or comparable laws and regulations in countries where we conduct business, could affect our business and the costs of compliance could be significant. Failure by us to comply with any of the standards regarding patient privacy, identity theft prevention and detection, and data security may subject us to penalties, including civil monetary penalties and in some circumstances, criminal penalties. In addition, such failure may damage our reputation and adversely affect our ability to retain customers and attract new customers.

The protection of personal data, particularly patient data, is subject to strict laws and regulations in many countries. The collection and use of personal health data in the EU is governed by the provisions of the General Data Protection Regulation (GDPR). GDPR carries provisions that require businesses to protect the personal data and privacy of EU citizens for transactions that occur within EU member states. The GDPR also regulates the exportation of personal data outside the EU. The GDPR will levy harsh fines against those who violate its privacy and security standards, with penalties reaching into the tens of millions of euros. The GDPR defines several roles that are responsible for ensuring compliance: data controller (defines how personal data is processed and the purposes for which it is processed), data processor (liable for breaches or non-compliance) and the data protection officer (liable to process, store and monitor large amounts of EU and Non-EU citizen data). Under the GDPR, health data is considered a special category personal data, demanding even further steps for its protection than other, regular types of personal data. To lawfully process special category data, both a legal basis and a separate condition for processing must be identified. The GDPR also requires that upon processing special category data, you must keep records and include documenting the categories of the data you process. The GDPR doesn’t explicitly state how long an organization is allowed to hold on to personal data, however healthcare organizations should ensure that the information relating to health data is not kept for longer than needed. For that reason, retention periods must be clearly established and communicated to data subjects, such as patients. Additionally, the GDPR requires that before processing data that is likely to be high risk to the rights and freedoms of data subjects, a Data Protection Impact Assessment is to be conducted in order to identify the potential risks that could be faced.

The GDPR also imposes strict rules on the transfer of personal data out of the EU. Failure to comply with the requirements of the GDPR may result in fines and other administrative penalties and harm our business. We may incur extensive costs in ensuring compliance with these laws and regulations, particularly if we are considered to be a data controller within the meaning of the GDPR.

Once we commercialize our product, if ever, security breaches, loss of data and other disruptions could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.

Once we commercialize our product, in the ordinary course of our business, it is highly likely that we and our third-party providers will collect and store sensitive data, including legally protected health information and personally identifiable information about patients, our healthcare provider customers and payors. We also may store sensitive intellectual property and other proprietary business information, including that of our customers and payors. We plan to manage and maintain our data utilizing a combination of on-site systems and cloud-based data center systems. This data will encompass a wide variety of business-critical information, including research and development information, commercial information and business and financial information.

We face four primary risks relative to protecting this critical information: loss of access risk, inappropriate disclosure risk, inappropriate modification risk and the risk of our being unable to identify and audit our controls over the first three risks.

We will be highly dependent on information technology networks and systems, including the Internet, to securely process, transmit and store this critical information. Security breaches of this infrastructure, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure or modification of confidential information. The secure processing, storage, maintenance and transmission of this critical information will be vital to our operations and business strategy, and we plan to devote significant resources to protecting such information. Although we will take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure, and that of our third-party providers, may be vulnerable to attacks by hackers or viruses or breached due to employee error, malfeasance or other disruptions.

A security breach or privacy violation that leads to disclosure or modification of or prevents access to consumer information (including personally identifiable information or protected health information) could harm our reputation, compel us to comply with disparate state breach notification laws, require us to verify the correctness of database contents and otherwise subject us to liability under laws that protect personal data, resulting in increased costs or loss of revenue. If we are unable to prevent such security breaches or privacy violations or implement satisfactory remedial measures, our operations could be disrupted, and we may suffer loss of reputation, financial loss and other regulatory penalties because of lost or misappropriated information, including sensitive consumer data. In addition, these breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above.

Any such breach or interruption could compromise our networks or those of our third-party providers, and the information stored there could be inaccessible or could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Any such interruption in access, improper access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, such as HIPAA, and regulatory penalties. Unauthorized access, loss or dissemination could also disrupt our operations, including our ability to perform tests, provide test results, bill payers or patients, process claims and appeals, provide customer assistance services, conduct research and development activities, collect, process and prepare company financial information, provide information about our current and future products and other patient and clinician education and outreach efforts through our website, and manage the administrative aspects of our business and damage our reputation, any of which could adversely affect our business. Any such breach could also result in the compromise of our trade secrets and other proprietary information, which could adversely affect our competitive position.

In addition, the interpretation and application of consumer, health-related, privacy and data protection laws in the U.S., the EU and elsewhere are often uncertain, contradictory and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. If so, this could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices and compliance procedures in a manner adverse to our business.

If we fail to comply with the U.S. federal Anti-Kickback Statute and similar state and third country laws, we could be subject to criminal and civil penalties and exclusion from federally funded healthcare programs including the Medicare and Medicaid programs and equivalent third country programs, which would have a material adverse effect on our business and results of operations.

A provision of the Social Security Act, commonly referred to as the federal Anti-Kickback Statute, prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration, directly or indirectly, in cash or in kind, to induce or reward the referring, ordering, leasing, purchasing or arranging for, or recommending the ordering, purchasing or leasing of, items or services payable, in whole or in part, by Medicare, Medicaid or any other federal healthcare program. Although there are a number of statutory exemptions and regulatory safe harbors to the federal Anti-Kickback Statute protecting certain common business arrangements and activities from prosecution or regulatory sanctions, the exemptions and safe harbors are drawn narrowly, and practices that do not fit squarely within an exemption or safe harbor may be subject to scrutiny. The federal Anti-Kickback Statute is very broad in scope and many of its provisions have not been uniformly or definitively interpreted by existing case law or regulations. In addition, most of the states have adopted laws similar to the federal Anti-Kickback Statute, and some of these laws are even broader than the federal Anti- Kickback Statute in that their prohibitions may apply to items or services reimbursed under Medicaid and other state programs or, in several states, apply regardless of the source of payment. Violations of the federal Anti-Kickback Statute may result in substantial criminal, civil or administrative penalties, damages, fines and exclusion from participation in federal healthcare programs.

All of our future financial relationships with U.S. healthcare providers, purchasers, formulary managers, and others who provide products or services to federal healthcare program beneficiaries will potentially be governed by the federal Anti-Kickback Statute and similar state laws. We believe our operations will be in compliance with the federal Anti-Kickback Statute and similar state laws. However, we cannot be certain that we will not be subject to investigations or litigation alleging violations of these laws, which could be time-consuming and costly to us and could divert management’s attention from operating our business, which in turn could have a material adverse effect on our business. In addition, if our arrangements were found to violate the federal Anti-Kickback Statute or similar state laws, the consequences of such violations would likely have a material adverse effect on our business, results of operations and financial condition.

There are other federal and state laws that may affect our ability to operate, including the federal civil False Claims Act, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of government funds or knowingly making, using or causing to be made or used, a false record or statement material to an obligation to pay money to the government or knowingly concealing or knowingly and improperly avoiding, decreasing, or concealing an obligation to pay money to the federal government. Moreover, we may be subject to other federal false claim laws, including, among others, federal criminal healthcare fraud and false statement statutes that extend to non-government health benefit programs. Moreover, there are analogous state laws. Violations of these laws can result in substantial criminal, civil or administrative penalties, damages, fines and exclusion from participation in federal healthcare programs.

Similar restrictions are imposed by the national legislation of many third countries in which our medical devices will be marketed. Moreover, the provisions of the Foreign Corrupt Practices Act of 1997 and other similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from providing money or anything of value to officials of foreign governments, foreign political parties, or international organizations with the intent to obtain or retain business or seek a business advantage. Recently, there has been a substantial increase in anti-bribery law enforcement activity by U.S. regulators, with more aggressive and frequent investigations and enforcement by both the SEC and the Department of Justice. A determination that our operations or activities violated U.S. or foreign laws or regulations could result in imposition of substantial fines, interruption of business, loss of supplier, vendor or other third-party relationships, termination of necessary licenses and permits, and other legal or equitable sanctions. In addition, lawsuits brought by private litigants may also follow as a consequence.

Risks Related to Our Operations in Israel

Conditions in Israel could materially and adversely affect our business.

Many of Todos’ employees and consultants, including its Chief Financial Officer and Chief Business Officer, are residents of Israel. Accordingly, political, economic, and military conditions in Israel and the surrounding region may directly affect Todos’ business and operations. In recent years, Israel has been engaged in sporadic armed conflicts with Hamas, an Islamist terrorist group that controls the Gaza Strip, with Hezbollah, an Islamist terrorist group that controls large portions of southern Lebanon, and with Iranian-backed military forces in Syria. In addition, Iran has threatened to attack Israel and may be developing nuclear weapons. Some of these hostilities were accompanied by missiles being fired from the Gaza Strip against civilian targets in various parts of Israel, including areas in which Todos’ employees are located, and negatively affected business conditions in Israel. Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its trading partners could adversely affect our operations and results of operations.

Todos’ commercial insurance does not cover losses that may occur as a result of events associated with war and terrorism. Although the Israeli government currently covers the reinstatement value of direct damages that are caused by terrorist attacks or acts of war, Todos cannot assure you that this government coverage will be maintained or that it will sufficiently cover Todos’ potential damages. Any losses or damages incurred by Todos could have a material adverse effect on its business. Any armed conflicts or political instability in the region would likely negatively affect business conditions and could harm our results of operations.

Further, in the past, the State of Israel and Israeli companies have been subjected to economic boycotts. Several countries still restrict business with the State of Israel and with Israeli companies. These restrictive laws and policies may have an adverse impact on Todos’ results of operations, financial condition or the expansion of its business. A campaign of boycotts, divestment, and sanctions has been undertaken against Israel, which could also adversely affect Todos’ business. Actual or perceived political instability in Israel or any negative changes in the political environment, may individually or in the aggregate adversely affect the Israeli economy and, in turn, Todos’ business, financial condition, results of operations, and prospects.

In addition, many Israeli citizens are obligated to perform several weeks of annual military reserve duty each year until they reach the age of 40 (or older, for reservists who are military officers or who have certain occupations) and, in the event of a military conflict, may be called to active duty. In response to increases in terrorist activity, there have been periods of significant call-ups of military reservists. It is possible that there will be military reserve duty call-ups in the future. Todos’ operations could be disrupted by such call-ups, which may include the call-up of members of its management. Such disruption could materially adversely affect its business, prospects, financial condition, and results of operations.

Your rights and responsibilities as a shareholder will be governed by Israeli law which differs in some material respects from the rights and responsibilities of shareholders of U.S. companies.

The rights and responsibilities of the holders of our Ordinary Shares are governed by our articles of association, as amended (the “Amended Articles”), and by Israeli law. These rights and responsibilities differ in some material respects from the rights and responsibilities of shareholders in U.S.-based corporations. For instance, we follow home country practice in Israel with regard to the quorum requirement for shareholder meetings. As permitted under the Companies Law, our Amended Articles provide that the quorum for any meeting of shareholders shall be the presence of at least two shareholders present in person, by proxy, or by a voting instrument, who hold at least 25% of the voting power of our shares. Moreover, a shareholder of an Israeli company has a duty to act in good faith and in a customary manner in exercising its rights and performing its obligations towards the company and other shareholders, and to refrain from abusing its power in the company, including, among other things, in voting at a general meeting of shareholders on matters such as amendments to a company’s articles of association, increases in a company’s authorized share capital, mergers and acquisitions and related party transactions requiring shareholder approval. In addition, a shareholder who is aware that it possesses the power to determine the outcome of a shareholder vote or to appoint or prevent the appointment of a director or executive officer in the company has a duty of fairness toward the company. There is limited case law available to assist us in understanding the nature of this duty or the implications of these provisions. These provisions may be interpreted to impose additional obligations and liabilities on holders of our Ordinary Shares that are not typically imposed on shareholders of U.S. corporations.

It may be difficult to enforce a judgment of a U.S. court against us, or against our officers and directors in Israel, or to assert U.S. securities laws claims in Israel or to serve process on our officers and directors in Israel.

We were incorporated in Israel. A majority of our executive officers and directors reside outside of the United States, and some of our assets and most of the assets of these persons are located outside the United States. Therefore, a judgment obtained against us, or any of these persons, including a judgment based on the civil liability provisions of the U.S. federal securities laws, may not be collectible in the U.S. and may not necessarily be enforced by an Israeli court. It also may be difficult to affect service of process on these persons in the United States or to assert U.S. securities law claims in original actions instituted in Israel. Additionally, it may be difficult for an investor, or any other person or entity, to initiate an action with respect to U.S. securities laws in Israel. Israeli courts may refuse to hear a claim based on an alleged violation of U.S. securities laws reasoning that Israel is not the most appropriate forum in which to bring such a claim. In addition, even if an Israeli court agrees to hear a claim, it may determine that Israeli law and not U.S. law is applicable to the claim. If U.S. law is found to be applicable, the content of applicable U.S. law must be proven as a fact by expert witnesses, which can be a time consuming and costly process. Certain matters of procedure will also be governed by Israeli law. There is little binding case law in Israel that addresses the matters described above. As a result of the difficulty associated with enforcing a judgment against us in Israel, you may not be able to collect any damages awarded by either a U.S. or foreign court.

Provisions of Israeli law and our Amended Articles may delay, prevent or otherwise impede a merger with, or an acquisition of, us, even when the terms of such a transaction are favorable to us and our shareholders.

Israeli corporate law regulates mergers, requires tender offers for acquisitions of shares above specified thresholds, requires special approvals for transactions involving directors, officers or significant shareholders and regulates other matters that may be relevant to such types of transactions. For example, a tender offer for all of a company’s issued and outstanding shares can only be completed if the acquirer receives positive responses from the holders of at least 95% of the issued share capital and the approval of a majority of the offerees that do not have a personal interest in the tender offer, unless at least 98% of the company’s outstanding shares are tendered. Furthermore, the shareholders, including those who indicated their acceptance of the tender offer (unless the acquirer stipulated in its tender offer that a shareholder that accepts the offer may not seek appraisal rights), may, at any time within six months following the completion of the tender offer, petition an Israeli court to alter the consideration for the acquisition. In addition, a merger may not be consummated unless at least 50 days have passed from the date on which a proposal for approval of the merger was filed by each party with the Israeli Registrar of Companies and at least 30 days have passed from the date on which the merger was approved by the shareholders of each party. See “Provisions Restricting Change in Control in our Company” for additional information.

Furthermore, Israeli tax considerations may make potential transactions unappealing to us or to our shareholders whose country of residence does not have a tax treaty with Israel exempting such shareholders from Israeli tax. For example, Israeli tax law does not recognize tax-free share exchanges to the same extent as U.S. tax law. With respect to mergers, Israeli tax law allows for tax deferral in certain circumstances but makes the deferral contingent on the fulfillment of a number of conditions, including, in some cases, a holding period of two years from the date of the transaction during which sales and dispositions of shares of the participating companies are subject to certain restrictions. Moreover, with respect to certain share swap transactions, the tax deferral is limited in time, and when such time expires, the tax becomes payable even if no disposition of the shares has occurred.

We received Israeli government grants for certain of our research and development activities. The terms of those grants may require us to pay royalties and to satisfy specified conditions in order to manufacture products and transfer technologies outside of Israel. We may be required to pay penalties in addition to repayment of the grants.

From inception through December 31, 2020, we have been awarded an aggregate of $272,237 in the form of grants from Israel Innovation Authority, or the IIA, formerly known as Israel’s Office of the Chief Scientist of the Ministry of Economy. The requirements and restrictions for such grants are found in the Israeli Encouragement of Research and Development Law, 5744-1984 and the regulations (the “Research Law”). Under the Research Law, royalties of 3% to 5% on the revenues derived from sales of products or services developed in whole or in part using these IIA grants are payable to the Israeli government. We developed our technologies, at least in part, with funds from these grants, and accordingly we would be obligated to pay these royalties on sales of any of our product candidates that achieve regulatory approval. The maximum aggregate royalties paid generally cannot exceed 100% of the grants made to us, plus annual interest equal to the 12-month LIBOR applicable to dollar deposits, as published on the first business day of each calendar year. As of December 31, 2020, we had not paid any royalties to the IIA. In 2020, we did not receive a grant from the IIA. When a company develops know-how, technology or products using IIA grants, the terms of these grants and the Research Law restrict the transfer of such know-how, and the transfer of manufacturing or manufacturing rights of such products, technologies or know-how outside of Israel, without the prior approval of the IIA. Therefore, the discretionary approval of an IIA committee would be required for any transfer to third parties inside or outside of Israel of know-how or manufacturing or manufacturing rights related to those aspects of such technologies. We may not receive those approvals. Furthermore, the IIA may impose certain conditions on any arrangement under which it permits us to transfer technology or development out of Israel, including an increased royalty rate.

The transfer of IIA-supported technology or know-how outside of Israel may involve the payment of significant amounts, depending upon the value of the transferred technology or know-how, our research and development expenses, the amount of IIA support, the time of completion of the IIA-supported research project and other factors. These restrictions and requirements for payment may impair our ability to sell or otherwise transfer our technology assets outside of Israel or to outsource or transfer development or manufacturing activities with respect to any product or technology outside of Israel. Furthermore, the consideration available to our shareholders in a transaction involving the transfer outside of Israel of technology or know-how developed with IIA funding (such as a merger or similar transaction) may be reduced by any amounts that we are required to pay to the IIA.

These restrictions will continue to apply even after we have repaid the full amount of royalties on the grants. For the years ended December 31, 2020 and 2019, we did not apply for or receive any grants from the IIA.

Risks Related to Our Ordinary Shares

The sale or issuance of our ordinary shares to Lincoln Park may cause dilution and the sale of the ordinary shares acquired by Lincoln Park, or the perception that such sales may occur, could cause the price of our ordinary shares to fall.

On August 4, 2020, we entered into a Purchase Agreement with Lincoln Park Capital, pursuant to which Lincoln Park has committed to purchase up to $10,000,000 of our ordinary shares. Upon the execution of the Purchase Agreement, we issued 5,812,500 Commitment Shares to Lincoln Park, and Lincoln Park purchased 3,437,500 Initial Purchase Shares. The remaining 40,750,000 ordinary shares that may be issued under the Purchase Agreement may be sold by us to Lincoln Park at our discretion from time to time over a 36-month period commencing after the satisfaction of certain conditions set forth in the Purchase Agreement, including the SEC declaring effective a registration statement that includes the shares included in the Purchase Agreement, which registration statement was declared effective on August 18, 2020. The purchase price for the ordinary shares that we may sell to Lincoln Park under the Purchase Agreement will fluctuate based on the price of our ordinary shares. Depending on market liquidity at the time, sales of such shares may cause the trading price of our ordinary shares to fall.

We generally have the right to control the timing and amount of any future sales of our shares to Lincoln Park. Sales of our ordinary shares, if any, to Lincoln Park will depend upon market conditions and other factors to be determined by us. We may ultimately decide to sell to Lincoln Park all, some or none of the additional ordinary shares that may be available for us to sell pursuant to the Purchase Agreement. If and when we do sell shares to Lincoln Park, after Lincoln Park has acquired the shares, Lincoln Park may resell all, some or none of those shares at any time or from time to time in its discretion. Therefore, sales to Lincoln Park by us could result in substantial dilution to the interests of other holders of our ordinary shares. Additionally, the sale of a substantial number of our ordinary shares to Lincoln Park, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

We may not have access to the full amount available under the Purchase Agreement with Lincoln Park.

Under our Purchase Agreement with Lincoln Park, we may, at our discretion from time to time over a 24-month period commencing after the satisfaction of certain conditions set forth in the Purchase Agreement, on any single business day on which the closing price of our ordinary shares is above $.02 per share (subject to adjustment for any reorganization, recapitalization, non-cash dividend, share split, or other similar transaction as provided in the Purchase Agreement), direct Lincoln Park to purchase our ordinary shares in amounts up to 500,000 shares, which amounts may be increased to up to 1,000,000 shares depending on the market price of our ordinary shares at the time of sale and subject to a maximum commitment by Lincoln Park of $500,000 per single regular purchase.

Depending on the market prices of our ordinary shares at the time we elect to issue and sell shares to Lincoln Park under the Purchase Agreement, we may need to register for resale under the Securities Act additional ordinary shares in order to receive aggregate gross proceeds equal to the $10,000,000 total commitment available to us under the Purchase Agreement. Assuming a purchase price of $0.053 per share (the closing sale price of the ordinary shares on March 31, 2021), total gross proceeds to us would only be $2,650,000. As of March 31, 2021, we had issued an aggregate of 37,977,388 ordinary shares to Lincoln Park, at prices ranging from $0.038 to $0.115 per shares for total gross proceeds of approximately $2,593,725.

The extent we rely on Lincoln Park as a source of funding will depend on a number of factors, including the prevailing market price of our ordinary shares and the extent to which we are able to secure working capital from other sources. If obtaining sufficient funding from Lincoln Park were to prove unavailable or prohibitively dilutive, we will need to secure another source of funding in order to satisfy our working capital needs. If we elect to issue and sell more than 50,000,000 shares, which we have the right, but not the obligation, to do, we must first register for resale under the Securities Act any such additional shares, which could cause additional substantial dilution to our shareholders. Even if we sell all $10,000,000 under the Purchase Agreement to Lincoln Park, we may still need additional capital to fully implement our business, operating and development plans. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could be a material adverse effect on our business, operating results, financial condition and prospects.

An active trading market for our Ordinary Shares may not develop and our shareholders may not be able to resell their Ordinary Shares.

Although our Ordinary Shares have been quoted on the OTCQB since March 7, 2017, an active trading market for our Ordinary Shares has not developed. We cannot predict the extent to which an active market for our ordinary shares will develop or be sustained. If an active market for our ordinary shares does not develop, it may be difficult for you to sell securities without depressing the market price for our ordinary shares, or at all.

Future issuance of our Ordinary Shares could dilute the interests of existing shareholders.

We may issue additional Ordinary Shares in the future. The issuance of a substantial number of Ordinary Shares could have the effect of substantially diluting the interests of our shareholders. In addition, the sale of a substantial amount of Ordinary Shares in the public market, in the initial issuance, in a situation in which we acquire a company, and the acquired company receives Ordinary Shares as consideration and the acquired company subsequently sells its Ordinary Shares, or by investors who acquired such Ordinary Shares in a private placement, could have an adverse effect on the market price of our Ordinary Shares.

Sales of a substantial number of our ordinary shares in the public market by our existing shareholders could cause our share price to fall.

Sales of a substantial number of shares of our ordinary shares in the public market, or the perception that these sales might occur, could depress the market price of our ordinary shares and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our ordinary shares. Sales of shares by these shareholders could have a material adverse effect on the trading price of our ordinary shares. We intend to register the offering, issuance, and sale of all ordinary shares that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and any lock-up agreements. Also, we have granted “piggyback” registration rights to the holders of many of the convertible debt securities we issued during fiscal 2019 and 2020, giving such holders the right to include the resale of our ordinary shares issuable to them upon conversion of the convertible debt securities in any registration statement we file, whose goals include uplisting our ordinary shares to NASDAQ and any registration statements filed on Form S-8.

We are an Emerging Growth Company, which may reduce the amount of information available to investors.

The Jumpstart Our Business Start-ups Act, or the JOBS Act, will allow us to postpone the date by which we must comply with some of the laws and regulations intended to protect investors and to reduce the amount of information we provide in our reports filed with the SEC, which could undermine investor confidence in our company and adversely affect the market price of our Ordinary Shares.

For as long as we remain an “emerging growth company” as defined in the JOBS Act, we intend to take advantage of certain exemptions from various requirements that are applicable to public companies that are not emerging growth companies including:

●	the provisions of the Sarbanes-Oxley Act requiring that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting;

●	Section 107 of the JOBS Act, which provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards. This means that an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We may elect to delay such adoption of new or revised accounting standards. As a result of this adoption, our financial statements may not be comparable to companies that comply with the public company effective date; and

●	any rules that may be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor’s report on the financial statements.

We intend to take advantage of these exemptions until we are no longer an “emerging growth company.” We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) ending on December 31, 2021, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Ordinary Shares that is held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non- convertible debt during the prior three-year period.

We cannot predict if investors will find our Ordinary Shares less attractive because we may rely on these exemptions. If some investors find our Ordinary Shares less attractive as a result, there may be a less active trading market for our Ordinary Shares, and our share price may be more volatile and may decline.

We have never paid cash dividends on our Ordinary Shares and we do not anticipate paying any dividends in the foreseeable future. Consequently, any gains from an investment in our Ordinary Shares will likely depend on whether the price of our Ordinary Shares increases, which may not occur.

We have not paid cash dividends on any of our share capital to date and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, the Israeli Companies Law 5759-1999, or the Companies Law, imposes restrictions on our ability to declare and pay dividends. As a result, capital appreciation, if any, of our Ordinary Shares will be your sole source of gain for the foreseeable future. Consequently, in the foreseeable future, you will likely only experience a gain from your investment in our Ordinary Shares if the price of our Ordinary Shares increases beyond the price in which you originally acquired the Ordinary Shares.

The potential future application of the SEC’s “penny stock” rules to our Ordinary Shares could limit trading activity in the market, and our shareholders may find it more difficult to sell their shares.

If our Ordinary Shares trade at less than $5.00 per share we will be subject to the SEC’s penny stock rules. Rule 15g-9 under the Exchange Act establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person’s account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must: (a) obtain financial information and investment experience objectives of the person and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) confirms that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our ordinary shares and cause a decline in the market value of our ordinary shares.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker or dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

In the event a market develops for our Ordinary Shares, the market price of our Ordinary Shares may be volatile.

In the event a market develops for our Ordinary Shares, the market price of our Ordinary Shares may be highly volatile. Some of the factors that may materially affect the market price of our Ordinary Shares are beyond our control, such as changes in financial estimates by industry and securities analysts, conditions or trends in the industry in which we operate or sales of our Ordinary Shares. These factors may materially adversely affect the market price of our Ordinary Shares, regardless of our performance. In addition, the public stock markets have experienced extreme price and trading volume volatility. This volatility has significantly affected the market prices of securities of many companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our Ordinary Shares.

Our executive officers, directors and principal shareholders will maintain the ability to exert significant control over matters submitted to our shareholders for approval.

Our executive officers, directors and principal shareholders who own more than 5% of our outstanding ordinary shares beneficially own shares representing approximately 22.2% of our share capital. As a result, if these shareholders were to act together, they would be able to control all matters submitted to our shareholders for approval, as well as our management and affairs. For example, these persons, if they act together, could control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other shareholders may desire, or may result in management of our company being appointed despite our other shareholders’ disapproval.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they adversely change their recommendations or publish negative reports regarding our business or our shares, our share price and trading volume could decline.

The trading market for our ordinary shares will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. We do not have any control over these analysts, and we cannot provide any assurance that analysts will cover us or provide favorable coverage. If any of the analysts who may cover us adversely change their recommendation regarding our shares, or provide more favorable relative recommendations about our competitors, our share price would likely decline. If any analyst who may cover us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We do not own any real property.

Our headquarters are located in a leased facility in Tel Aviv which is not subject to a long-term lease.

Effective April 1, 2021, we entered into a one-year lease for an office suite in New York City.

ITEM 3.	LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in “Item 8. Financial Statements—Note 2Q Contingencies” and is incorporated by reference herein.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Ordinary Shares have traded on the OTCQB since March 7, 2017 under the symbol “TOMDF”.

Holders

The number of record holders of Ordinary Shares at December 31, 2020 was 106.

The number of record holders is based upon the actual number of holders registered on our books at such date and does not include holders of shares in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

Dividends

We have never declared a dividend.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 6.	SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and related notes included elsewhere in this annual report on Form 10-K. This discussion and other parts of this annual report on Form 10-K contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under “Risk Factors” and elsewhere in this annual report on Form 10-K. We report financial information under US GAAP and our financial statements were prepared in accordance with generally accepted accounting principles in the United States.

Overview

Todos Medical Ltd., is a medical diagnostics company engaged in the development and commercialization of blood tests for the detection of immune-related diseases, beginning with cancer, and the provider of turnkey COVID-19 automated testing solutions for laboratories, including the distribution of testing supplies.

Our core proprietary diagnostics technology centers on testing blood cells using an FTIR spectrometer to turn biological information into data, and then using our patented Total Biochemical Infrared Analysis (TBIA) deep learning data analytics platform to mine the data in order to develop algorithms that are indicative of the presence of cancer, and the tissue of origin in the body where the cancer is located. Our ultimate vision is to develop a single, simple and cost-effective blood test that can identify any cancer at its earliest stages of formation, and then use emerging methods such as liquid biopsy to monitor patient responses to treatment.

The TBIA detection method is based on cancer’s influence on the immune system that triggers biochemical changes in peripheral blood. The primary advantages of the TBIA platform are the high accuracy (sensitivity and specificity) and low COGS due to the biological information being captured using spectroscopy versus biological antibody capture methods that require the manufacture of multiple antibodies to capture a biological signature. TBIA is based upon technology originally invented by the researchers at BGU and Soroka, whose intellectual property has been licensed to us. We have received a CE Mark in the European Union authorizing the commercial use of the TBIA platform in the diagnosis of breast cancer and colon cancer. We have been issued patents in the United States, Europe and other international jurisdictions covering the use of TBIA to detect solid tumors. Our academic partners at BGU have also published research suggesting FTIR has the potential to be used to identify the presence of viral and bacterial infections, and the Company is currently evaluating how best to pursue its technology in these areas in light of increased commercial interest for viral detection methods in light of the outbreak of novel Coronavirus (SARS-CoV-2, or COVID-19) worldwide.

Because of the novelty and highly disruptive nature of TBIA analysis using FTIR to diagnose disease, we believe the best path forward to bring Todos’ core technology to market in the United States is to demonstrate comparability with blood tests that are built on technology platforms that are in widespread use. Due to the relative scarcity of commercial blood tests in areas such as cancer and Alzheimer’s disease, we have pursued a strategy of acquiring proprietary blood tests in those therapeutic indications in order to gain a foothold in the marketplace and fine tune our FTIR platform while fully commercializing these more advanced tests in the United States.

Toward that end, we chose to expand into Alzheimer’s disease because we view Alzheimer’s as cancer of neuronal cells that are incapable of completing cell division due to their post-mitotic nature. Through an acquisition in 2019, we acquired exclusive worldwide rights to the Alzheimer’s blood test called the Lymphocyte Proliferation Test (LymPro Test™). Taken together with our core TBIA FTIR-based platform, we believe Todos is positioned to become the worldwide leader in the field of immune-based diagnostics. The Company formed the subsidiary Todos Medical Singapore Ltd. for the purpose of advancing clinical trials of the Company’s core technology for breast cancer in Southeast Asia. Additionally, in 2020 our Board of Directors and shareholders approved our planned acquisition of Provista Laboratories. We expect to close on this acquisition in the second quarter of 2021. The Provista acquisition will enable us to gain exclusive worldwide rights to the commercial-stage breast cancer test Videssa ™, further broadening our position in cancer blood testing and creating additional opportunities for our TBIA FTIR-based platform.

In view of our status as a leader in the field of immune-based diagnostics, we made the strategic corporate decision to enter the field of COVID-19 testing services in the first half of 2020. Similar, to our strategy in cancer and Alzheimer’s where we felt more traditional, advanced technologies would serve as the basis for market entry before bringing our proprietary FTIR-based TBIA platform forward, we decided to enter the COVID-19 space by gaining rights to existing technologies developed by other companies. The Company believes that by identifying key areas of inefficiency in the COVID-19 testing space, and addressing those bottlenecks, whether they be scientific, technical or logistical, we can capture market share in a new and rapidly growing medical testing industry. To forward this business, we entered into distribution agreements with multiple companies to gain rights to rapid IgM/IgG COVID-19 antibody test kits, RNA extraction machines, RNA extraction reagents, qPCR reagents and digital PCR reagents so as to be able to offer a comprehensive suite of solutions to laboratories worldwide. We began marketing a turnkey automation services solution to laboratories seeking to expand their COVID-19 testing capabilities and began generating revenue from the distribution of products to support laboratory COVID testing through automated machinery we provided. We intend to continue the expansion of this business, including the utilization of our automation services for other diagnostic testing where we can distribute additional supplies and leverage the use of our equipment.

Additionally, the Company has entered into a joint venture with NLC Pharma to bring to market a unique development-stage viral protease-based saliva point of care cell phone enabled diagnostic device that allows for the rapid detection of the presence of SARS-CoV-2 full length RNA in saliva which has the unique benefit of also indicating when viral replication has slowed or ceased. This technology will potentially have a significant impact for the development of virus targeting therapeutic development strategies, as well as clearance for return to life activities post-infection. We believe this strategy has the potential to help accelerate our commercial distribution channels as we begin to commercialize our core technology, and the technologies we have acquired are currently acquiring via the Provista. We also secured the rights to distribute AditxtScore™ for COVID-19 to monitor immunity against SARS-CoV-2. Blood samples will be collected by Todos and/or its network of partners and sent to Aditxt’s CLIA accredited AditxtScore™ Center for processing.

We believe that as we continue to grow our automation services business, we are creating a natural distribution base for Provista’s Videssa should we complete that acquisition, as well as for the eventual commercialization of our proprietary TBIA platform tests and diagnostics developed with NCL Pharma. We intend to seek out additional opportunities to leverage our expanding base of laboratory partners in the coming years.

Operating Results

Revenues

During the year ended December 31, 2020 we have generated revenues of $5,207,142 through our U.S. subsidiary, Corona Diagnostics, LLC.

Operating Expenses

Our current operating expenses consist of four components - cost of revenues, research and development expenses, marketing expenses and general and administrative expenses.

Cost of revenues

Our cost of revenues consists primarily of materials, depreciation and other related cost of revenues expenses.

The following table discloses the breakdown of cost of revenues (in 2019, we had no revenues):

	Year ended December 31
	2020	2019
Materials and other costs	$3,749,901	$-
Depreciation	68,340	-
Total	$3,818,241	$-

Research and Development Expenses

Our research and development expenses consist primarily of salaries and related personnel expenses, subcontracted work and consulting, liabilities for royalties and other related research and development expenses.

The following table discloses the breakdown of research and development expenses:

	Year ended December 31
	2020	2019
Salaries and related expenses	$27,270	$291,606
Stock-based compensation	60,449	230,908
Professional fees	47,000	65,506
IPR&D acquired as part of asset acquisition	8,157,000	-
Laboratory and materials	1,535,073	35,472
Patent expenses	-	51,491
Rent and maintenance	6,221	32,895
Depreciation	28,121	29,643
Insurance and other expenses	2,569	18,178
Total	$9,863,703	$755,699

We expect that our research and development expenses will materially increase as we plan to rapidly recruit more employees in order to accelerate our research and development efforts.

Marketing expenses

Marketing expenses consist primarily of salaries and share-based compensation expense.

The following table discloses the breakdown of marketing expenses:

	Year ended December 31
	2020	2019

Stock Based Compensation	$1,517,240	$420,000
Professional Fees	1,540,854	246,872
Total	$3,058,094	$666,872

General and administrative

General and administrative expenses consist primarily of salaries, share-based compensation expense, professional service fees (for accounting, legal, bookkeeping, intellectual property and facilities), directors fee and insurance and other general and administrative expenses.

The following table discloses the breakdown of general and administrative expenses:

	Year ended December 31
	2020	2019

Salaries and related expenses	$166,741	$325,879
Stock-based compensation	1,113,488	602,541
Communication and investor relations	44,624	106,886
Professional fees	1,331,707	943,175
Insurance and other expenses	72,000	114,164
Total	$2,728,560	$2,092,645

Comparison of the year ended December 31, 2020 to the year ended December 31, 2019:

Results of Operations

Research and Development Expenses. Our research and development expenses for the year ended December 31, 2020 were $9,863,703 compared to $755,699 for the year ended December 31, 2019, representing a net increase of $9,108,004, or 1,205%. The increase is primarily due to an increase in professional fees and other research and development costs in connection with providing Covid testing services, offset by a decrease in salaries and related expenses and stock-based compensation used for continued development of our products.

Marketing Expenses. Our marketing expenses increased from $666,872 in 2019 to $3,058,094 in 2020, providing an increase of $2,728,560 or 359%. This increase was principally due to increase in stock-based compensation and marketing efforts related to our anticipated uplisting.

General and Administrative Expenses. Our general and administrative expenses for the year ended December 31, 2020 were $2,756,681, compared to $2,092,645 for the year ended December 31, 2019, providing an increase of $635,915 or 30%. The increase is primarily due to the increase in stock-based compensation and professional services which consists mainly of legal and other fees relating our anticipated uplisting.

Finance (Income) Expenses, Net. Our net finance expenses for the year ended December 31, 2020 was $14,312,413 compared to net finance expenses of $5,333,875 for the year ended December 31, 2019, providing an increase of $8,978,538 or 168%. The increase is primarily due to change in fair value of warrants liability, loss from extinguishment of loans from shareholders and amortization of discounts and accrued interest on convertible bridge loans.

Share in losses of affiliated company is accounted for under the equity method. Our share in losses of affiliated company accounted for under the equity method decreased from $2,965,801 in 2019 to $1,199,619 in 2020, providing a decrease of $1,766,182 or 60%. This decrease was principally due to impairment of investment in affiliated company and expiration of right to obtain control over affiliated company.

Net Loss. Our net loss for the year ended December 31, 2020 was $29,772,633, compared to $11,814,515 for the year ended December 31, 2019, providing an increase of $17,958,118 or 152%. The increase is primarily due to the changes as mentioned above.

We prepare our financial statements in accordance with US GAAP. At the time of the preparation of the financial statements, our management is required to use estimates, evaluations, and assumptions which affect the application of the accounting policy and the amounts reported for assets, obligations and expenses. Any estimates and assumptions are continually reviewed. The changes to the accounting estimates are credited during the period in which the change to the estimate is made.

Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we elected to rely on other exemptions, including without limitation, (i) providing an auditor’s attestation report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis). These exemptions will apply until on or before the last day of the 2021 fiscal year (the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement under the Securities Act).

Going Concern Uncertainty

Until 2020, we devoted substantially all of our efforts to research and development and raising capital. In 2020, we raised significant capital, but we also generated revenues for the first time as a result of our activities related to Covid-19. There is no certainty as to the continuance of our revenues related to Covid-19. The development and commercialization of our other products, which are necessary for our long term financial health, are expected to require substantial further expenditures. We remain dependent upon external sources for financing our operations. Since inception, we have incurred substantial accumulated losses, negative working capital, and negative operating cash flow, and have a significant shareholders’ deficit. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We plan to finance our operations through the sale of equity and, to the extent available, short term and long-term loans. There can be no assurance that we will succeed in obtaining the necessary financing to continue our operations.

Liquidity and Capital Resources

Overview

To date, we have funded our operations primarily with convertible bridge loans, grants from the IIA, and issuing Ordinary Shares and stock warrants (including warrants’ exercise).

The table below presents our cash flows:

STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year ended
	December 31
	2020	2019
Cash flows from operating activities:
Net loss	$(29,773)	$(11,815)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	96	30
Liability for minimum royalties	53	50
Interest and royalty expenses related to receivables financing facility	1,006	-
Stock-based compensation	2,612	1,254
Impairment of investment in affiliated company	2,718	1,345
Revaluation of investment in affiliated company to fair value	(1,623)	-
Impairment of intangible IPR&D, net of taxes	8,157	-
Expiration of call options to acquire potential acquiree	3,000	-
Share in losses of affiliated company	105	448
Expiration of right to obtain control over affiliated company	-	1,173
Modification of terms relating to loans from shareholders	-	1,423
Modification of convertible bridge loans transactions	(3,375)	-
Issuance of ordinary shares and stock warrants upon modification of terms relating to convertible bridge loans transactions	55	-
Exchange differences relating to loans from shareholders	40	48
Change in fair value of convertible bridge loans	8,973	2,322
Amortization of discounts and accrued interest on convertible bridge loans	1,655	-
Amortization of discounts and accrued interest on straight loans	1,170	959
Direct and incremental issuance costs allocated to First Warrant related to convertible bridge loans transactions paid with Warrants	-	11
Issuance of shares as a settlement in excess of the carrying amount of financial liabilities	487	-
Change in fair value of derivative warrants liability and fair value of warrants expired	927	500
Change in fair value of liability related to conversion feature of convertible bridge loans	(568)	-
Increase in trade receivables	(537)
Increase in inventories	(378)
Decrease (increase) in other current assets	(385)	24
Increase in accounts payables	1,405	364
Increase in deferred revenues	844	-
Increase in other current liabilities	778	588
Net cash used in operating activities	(2,558)	(1,276)

Cash flows from investing activities:
Loans granted to affiliated company	-	(448)
Purchase of property and equipment	(2,030)	(1)
Purchase of intangible IPR&D	(450)	-
Investment in affiliated companies	(911)	-
Investment in other company	(225)	-
Net cash used in investing activities	(3,616)	(449)

Cash flows from financing activities:
Proceeds from Receivables financing facility	2,617	-
Repayment of Receivables financing facility	(2,317)	-
Proceeds from issuance of units consisting of straight loans and stock warrants	2,035	1,374
Proceeds from issuance of units consisting of convertible bridge loans, stock warrants and shares, net	2,390	-
Proceeds from issuance of units consisting of ordinary shares and stock warrants	30	295
Proceeds from issuance of ordinary shares through equity line	2,339	-
Proceeds from exercise of stock warrants into ordinary shares on cash basis	-	-
Net cash provided by financing activities	7,092	1,669

Change in cash, cash equivalents and restricted cash	918	(56)
Cash, cash equivalents and restricted cash at beginning of year	17	73
Cash, cash equivalents and restricted cash at end of year	$935	$17

Operating Activities

Net cash used in operating activities for the year ended December 31, 2020 was $2,558,000 compared to $1,276,239 in the year ended December 31, 2019. The increase in the cash flow used in operating activities in 2020 compared to 2019 is primarily due to increase from operating loss less stock-based compensation, impairment of investment in affiliated company, Impairment of intangible IPR&D, net of taxes, expiration of call options to acquire potential acquiree, change in fair value of convertible bridge loans, amortization of discounts and accrued interest on convertible bridge loans and change in fair value of derivative warrants liability and fair value of warrants expired less revaluation of investment in affiliated company and modification of convertible bridge loans transactions.

Investing Activities

Net cash used in investing activities for the for the year ended December 31, 2020 was $3,616,000, compared to net cash used in the year ended December 31, 2019 of $448,694. The primary reason for the increase in investing activities was due to purchase on laboratory equipment by our U.S. subsidiary, Corona Diagnostics, LLC and due to loans granted by us to our joint venture, Breakthrough Diagnostics, Inc., for operating its ongoing activities.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2020 was $7,092,000, compared to net cash provided by financing activities for the year ended December 31, 2019 of $1,669,470. This increase is primarily due to a cash received from Proceeds from Receivables financing facility, proceeds from issuance of units consisting of straight loans and stock warrants, Proceeds from issuance of units consisting of convertible bridge loans, stock warrants and shares, net and proceeds from issuance of ordinary shares through equity line offset by repayment of Receivables financing facility.

Current Outlook

We cannot assure that our cancer detection kits will be commercialized, work as indicated, or that they will receive regulatory approval and that we will earn revenues sufficient to support our operations or that we will ever be profitable. Furthermore, since we have no committed source of financing, we cannot assure that we will be able to raise money as and when we need it to continue our operations. If we cannot raise funds as and when we need them, we may be required to curtail, or even to cease, our operations.

We have limited experience with IVD. As such, these budget estimates may not be accurate. In addition, the actual work to be performed is not known at this time, other than a broad outline, as is normal with any scientific work. As further work is performed, additional work may become necessary or change in plans or workload may occur. Such changes may have an adverse impact on our estimated budget. Such changes may also have an adverse impact on our projected timeline of drug development.

We are currently distributing COVID-19 testing kits as a means of funding our operations.

If we are unable to raise additional funds, we will need to do one or more of the following:

●	delay, scale-back or eliminate some or all of our research and product development programs;
●	provide licenses to third parties to develop and commercialize products or technologies that we would otherwise seek to develop and commercialize ourselves;
●	seek strategic alliances or business combinations;
●	attempt to sell our Company;
●	cease operations; or
●	declare bankruptcy.

Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to secure additional debt or equity financing in a timely manner, or at all, which could require us to scale back our business plan and operations.

The above conditions raise substantial doubt about our ability to continue as a going concern. The financial statements included elsewhere herein were prepared under the assumption that we would continue our operations as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. Without additional funds from debt or equity financing, sales of our intellectual property or technologies, or from a business combination or a similar transaction, we will soon exhaust our resources and will be unable to continue operations. If we cannot continue as a viable entity, our shareholders may lose some or all of their investment in us.

Our management intends to attempt to secure additional required funding primarily through additional equity or debt financings. We may also seek to secure required funding through sales or out-licensing of intellectual property assets, seeking partnerships with other pharmaceutical companies or third parties to co-develop and fund research and development efforts, or similar transactions. However, there can be no assurance that we will be able to obtain required funding. If we are unsuccessful in securing funding from any of these sources, we will defer, reduce or eliminate certain planned expenditures in our research protocols. If we do not have sufficient funds to continue operations, we could be required to seek bankruptcy protection or other alternatives that could result in our shareholders losing some or all of their investment in us.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2020:

	Payments due by period
	(US$)	Less than 1			More than 5
	Total	year	1-3 years	3-5 years	years

Shareholders’ loans (1)	310,477	310,477	-	-	-
Convertible bridge loans, net	1,669,776	1,669,776
Royalties to BGU (2)	423,000	235,000			188,000

Total (3)	2,403,253	2,215,253	-	-	188,000

(1) Between the years 2011 and 2014, we received loans from two shareholders. The loans were denominated in NIS, matured on December 31, 2019 and bore no interest. The loans were linked to the Israeli CPI as of January 1, 2015. In May 2020, we repaid the loans by issuing 8,750,000 of our ordinary shares having a market value of $350,000 at issuance.

(2) This balance was measured based on the future cash payments discounted using an interest rate of 21%, which represents, according to management’s estimate, the applicable rate of risk for us.

(3) This does not include the repayment of approximately $272,000 of grants we received from the IIA and interest thereon, which shall be repaid as royalties upon the commercialization of our products.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of our operations, we are exposed to certain market risks, primarily changes in foreign currency exchange rates and interest rates.

Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our current investment policy is to invest available cash in bank deposits with banks that have a credit rating of at least A-minus. Accordingly, a substantial majority of our cash and cash equivalents is held in deposits that bear interest.

Given the current low rates of interest we receive, we will not be adversely affected if such rates are reduced. Our market risk exposure is primarily a result of NIS/U.S. dollar exchange rates, which is discussed in detail in the following paragraph.

Foreign Currency Exchange Risk

Our results of operations and cash flow are subject to fluctuations due to changes in NIS/U.S. dollar currency exchange rates. The vast majority of our liquid assets is held in U.S. dollars, and a certain portion of our expenses is denominated in NIS. We expect that the percentage of our NIS denominated expenses will materially decrease in the near future, therefore reducing our exposure to exchange rate fluctuations. We do not hedge our foreign currency exchange risk. In the future, we may enter into formal currency hedging transactions to decrease the risk of financial exposure from fluctuations in the exchange rates of our principal operating currencies. These measures, however, may not adequately protect us from the material adverse effects of such fluctuations. Currently, all of our transactions are in United States dollars and Israeli shekels.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TODOS MEDICAL LTD.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2020

TODOS MEDICAL LTD.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	Fahn Kanne & Co. Head Office 32 Hamasger Street Tel-Aviv 6721118, ISRAEL PO Box 36172, 6136101 T +972 3 7106666 F +972 3 7106660 www.gtfk.co.il
Board of Directors and Shareholders
Todos Medical Ltd.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Todos Medical Ltd. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1C to the financial statements, the Company has incurred net losses since its inception, and has not yet generated sufficient revenues to support its operations. As of December 31, 2020, there is an accumulated deficit of $47,281 and shareholders’ deficit of $11,011. These conditions, along with other matters as set forth in Note 1C, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ FAHN KANNE & CO. GRANT THORNTON ISRAEL

FAHN KANNE & CO. GRANT THORNTON ISRAEL

We have served as the Company’s auditor since 2015.

Tel Aviv, Israel

April 21, 2021

TODOS MEDICAL LTD.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands except share and per share amounts)

		As of December 31,
	Note	2020	2019
ASSETS
Current assets:
Cash and cash equivalents		$935	$12
Restricted cash		-	5
Trade receivables	2f	378	-
Inventories	2g	536	-
Other current assets	3	601	9
Total current assets		2,450	26

Non-current assets:
Investment in affiliated companies accounted for under equity method, net	4	745	* )
Investment in other company	5	224	-
Property and equipment, net	6	1,999	65
Prepaid expenses	7,15B14	591	-
Total non-current assets		3,559	65

Total assets		$6,009	$91

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Receivables financing facility, net	7	$1,306	$-
Loans, net	8	1,672	113
Accounts payable		1,640	415
Deferred revenues		844	-
Other current liabilities	9	2,316	800
Liability for minimum royalties	14C1	291	235
Total current liabilities		8,069	1,563

Non-current liabilities:
Loans from shareholders	10	$-	$310
Convertible bridge loans, net	11	5,965	3,427
Derivative warrants liability, net	12	301	752
Fair value of bifurcated convertible feature of convertible bridge loans	13	2,500	-
Liability for minimum royalties	14C1	185	188
Other non-current liabilities		-	100
Total non-current liabilities		8,951	4,777

Commitments and contingent liabilities	14

Shareholders’ deficit:
Ordinary Shares of NIS 0.01 par value each:	15
Authorized: 1,000,000,000 shares at December 31, 2020 and 2019; Issued and outstanding: 376,335,802 shares and 103,573,795 shares at December 31, 2020 and 2019, respectively		1,059	280
Additional paid-in capital		35,211	10,979
Accumulated deficit		(47,281)	(17,508)
Total shareholders’ deficit		(11,011)	(6,249)

Total liabilities and shareholders’ deficit		$6,009	$91

*) Representing an amount less than $1.

The accompanying notes are an integral part of these consolidated financial statements.

TODOS MEDICAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands except share and per share amounts)

		Year ended
		December 31,
	Note	2020	2019

Revenues		$5,207	$-
Cost of revenues	17	(3,818)	-
Gross profit		1,389	-

Research and development expenses	18	(9,863)	(756)
Sales and marketing expenses	19	(3,058)	(667)
General and administrative expenses	20	(2,729)	(2,093)

Operating loss		(14,261)	(3,516)

Financing expenses, net	21	(14,312)	(5,333)
Share in losses of affiliated companies accounted for under equity method, net	3	(1,200)	(2,966)

Net loss for the year		$(29,773)	$(11,815)

Basic and diluted net loss per share		$(0.11)	$(0.13)

Weighted average number of ordinary shares outstanding attributable to ordinary shareholders		259,176,541	92,024,188

The accompanying notes are an integral part of these consolidated financial statements.

TODOS MEDICAL LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(U.S. dollars in thousands except share and per share amounts)

	Ordinary shares			Additional paid-in	Accumulated	Total Shareholders’
	Shares	Amount		capital	deficit	deficit

Balance at December 31, 2018	72,399,932	$191		$4,287	$(5,694)	$(1,216)
Changes during the year ended December 31, 2019:
Issuance of ordinary shares as consideration for unit consisting of investment in affiliated company and right to obtain control over affiliated company (Note 4A1)	17,986,999	51		2,467	-	2,518
Issuance of unit consisting of ordinary shares and stock warrants upon partial extinguishment of loans from shareholders (Note 10A)	3,500,000	10		1,763	-	1,773
Partial conversion of convertible bridge loans into ordinary shares (Note 11)	1,811,864	5		330	-	335
Classification of derivative warrants liability into equity as result of partial conversion of convertible bridge loans into ordinary shares (Note 12)	-	-		60	-	60
Commitment for issuance of fixed number of ordinary shares and stock warrants upon modification of terms relating to convertible bridge loans transactions (Note 11)	-	-		162	-	162
Issuance of stock warrants to lenders upon convertible bridge loans transactions (Note 11)	-	-		291	-	291
Beneficial conversion feature upon modification of terms of convertible bridge loans (Note 8)	-	-		80	-	80
Commitment for issuance of fixed number of ordinary shares to service provider (Note 14A2)	-	-		231	-	231
Issuance of ordinary shares upon private placement transactions (Note 15B4)	2,950,000	9		286	-	295
Issuance of ordinary shares to the Company’s chairman of the Board of Directors (Note 15B5)	300,000	1		59	-	60
Issuance of ordinary shares as partial settlement of financial liability (Note 15B6)	125,000	(*	)	12	-	12
Issuance of ordinary shares to service providers (Note 15B7)	4,500,000	13		742	-	755
Stock-based compensation to officer (Note 16)	-	-		208	-	208
Net loss for the year	-	-		-	(11,815)	(11,815)
Balance at December 31, 2019	103,573,795	$280		$10,979	$(17,508)	$(6,249)

The accompanying notes are an integral part of these consolidated financial statements.

TODOS MEDICAL LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(U.S. dollars in thousands except share and per share amounts)

	Ordinary shares		Additional paid-in	Accumulated	Total Shareholders’
	Shares	Amount	capital	deficit	deficit

Balance at December 31, 2019	103,573,795	$280	$10,979	$(17,508)	$(6,249)
Changes during the year ended December 31, 2020:
Issuance of ordinary shares as consideration to obtain control over affiliated company (Note 4A3)	67,599,796	193	5,891	-	6,084
Partial conversion of convertible bridge loans into ordinary shares (Note 11)	64,630,113	185	4,492	-	4,677
Classification of derivative warrants liability into equity as result of partial conversion of convertible bridge loans into ordinary shares (Note 12)	-	-	651	-	651
Issuance of ordinary shares and stock warrants upon modification of terms relating to convertible bridge loans transactions (Note 11)	1,688,415	5	562	-	567
Issuance of ordinary shares as commitment shares in exchange for equity line granted (Note 15B14)	5,812,500	16	466	-	482
Issuance of ordinary shares and stock warrants to lenders upon convertible bridge loans transactions (Note 11)	9,333,333	27	1,192	-	1,219
Issuance of ordinary shares as commitment shares in exchange for receivables financing facility (Note 7)	3,500,000	10	305	-	315
Exercise of warrants into ordinary shares on net shares settlement (Note 15B15)	475,411	1	(1)	-	-
Issuance of ordinary shares through equity line (Note 15B14)	32,747,579	93	2,246	-	2,339
Issuance of units consisting of ordinary shares (or fixed number of shares to be issued) and warrants (Note 15B9)	1,000,000	3	27	-	30
Amount related to fixed number of ordinary shares to be issued as contingent consideration (Note 4B)	-	-	1,050	-	1,050
Issuance of ordinary shares as partial settlement of financial liability (Notes 15B10, 15B11 and 15B12)	14,550,000	42	975	-	1,017
Commitment for issuance of fixed number of ordinary shares to service providers (Notes 14A3B, 14A8, 14A11, 14A12, 14A14, 14A15 and 14A16)	-	-	1,272	-	1,272
Commitment for issuance of fixed number of ordinary shares to officers and directors (Notes 16B and 16C)	-	-	624		624
Issuance of ordinary shares to service providers (Note 15B13)	11,864,001	40	620	-	660
Issuance of ordinary shares for call options to acquire potential acquiree (Note 14C7)	48,708,185	139	2,861	-	3,000
Issuance of ordinary shares upon establishment of entities accounted for under equity method (Notes 4B and 4C)	10,852,674	25	943	-	968
Stock-based compensation to officers and directors (Note 16)	-	-	56	-	56
Net loss for the year	-	-	-	(29,773)	(29,773)
Balance at December 31, 2020	376,335,802	$1,059	$35,211	$(47,281)	$(11,011)

The accompanying notes are an integral part of these consolidated financial statements.

TODOS MEDICAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Year ended December 31
	2020	2019
Cash flows from operating activities:
Net loss	$(29,773)	$(11,815)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	96	30
Liability for minimum royalties	53	50
Interest and royalty expenses related to receivables financing facility (Note 7)	1,006	-
Stock-based compensation	2,612	1,254
Impairment of investment in affiliated company (Notes 4A and 4B)	2,718	1,345
Revaluation of investment in affiliated company to fair value (Note 4A3)	(1,623)	-
IPR&D acquired as part of asset acquisition (Note 4A3)	8,157	-
Expiration of call options to acquire potential acquiree (Note 14C7)	3,000	-
Share in losses of affiliated company (Note 4B)	105	448
Expiration of right to obtain control over affiliated company (Note 4A)	-	1,173
Modification of terms relating to loans from shareholders (Note 10)	-	1,423
Modification of convertible bridge loans transactions (Note 11)	(3,375)	-
Issuance of ordinary shares and stock warrants upon modification of terms relating to convertible bridge loans transactions	55	-
Exchange differences relating to loans from shareholders (Note 10)	40	48
Change in fair value of convertible bridge loans (Note 11)	8,973	2,322
Amortization of discounts and accrued interest on convertible bridge loans (Note 11)	1,655	-
Amortization of discounts and accrued interest on straight loans (Note 8)	1,170	959
Direct and incremental issuance costs allocated to First Warrant related to convertible bridge loans transactions paid with Warrants (Note 11)	-	11
Issuance of shares as a settlement in excess of the carrying amount of financial liabilities (Notes 15B10, 15B11 and 15B12)	487	-
Change in fair value of derivative warrants liability and fair value of warrants expired (Note 12)	927	500
Change in fair value of liability related to conversion feature of convertible bridge loans (Note 13)	(568)	-
Increase in trade receivables	(537)	-
Increase in inventories	(378)	-
Decrease (increase) in other current assets	(385)	24
Increase in accounts payables	1,405	364
Increase in deferred revenues	844	-
Increase in other current liabilities	778	567
Net cash used in operating activities	(2,558)	(1,276)

Cash flows from investing activities:
Loans granted to affiliated company (Note 4A2)	-	(448)
Purchase of property and equipment	(2,030)	(1)
Purchase of intangible IPR&D (Note 4A3)	(450)	-
Investment in affiliated companies (Note 4B)	(911)	-
Investment in other company (Note 5)	(225)	-
Net cash used in investing activities	(3,616)	(449)

Cash flows from financing activities:
Proceeds from Receivables financing facility (Note 7)	2,617	-
Repayment of Receivables financing facility (Note 7)	(2,317)	-
Proceeds from issuance of units consisting of straight loans and stock warrants (Note 8)	2,035	1,374
Proceeds from issuance of units consisting of convertible bridge loans, stock warrants and shares, net (Note 11)	2,390	-
Proceeds from issuance of units consisting of ordinary shares and stock warrants (Note 15B3, Note 15B4 and 15B5)	30	295
Proceeds from issuance of ordinary shares through equity line (Note 15B14)	2,339	-
Net cash provided by financing activities	7,092	1,669

Change in cash, cash equivalents and restricted cash	918	(56)
Cash, cash equivalents and restricted cash at beginning of year	17	73
Cash, cash equivalents and restricted cash at end of year	$935	$17

The accompanying notes are an integral part of these consolidated financial statements.

TODOS MEDICAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont.)

(U.S. dollars in thousands)

	Year ended December 31
	2020	2019
Supplemental disclosure of non-cash activities:
Issuance of ordinary shares as consideration for unit consisting of investment in affiliated company and right to obtain control over affiliated company (Note 4A)	$-	$2,518
Conversion of loans from shareholders into ordinary shares and stock warrant (Note 10)	$350	$350
Partial conversion of convertible bridge loans and liability related to conversion feature of convertible bridge loans into ordinary shares (Note 11 and Note 13)	$4,677	$336
Fair value of derivative warrants liability and convertible bridge loans classified into equity in connection with convertible bridge loans converted (Note 12)	$651	$60
Direct and incremental issuance costs related to convertible bridge loans transactions paid in Warrants (Note 11)	$-	$68
Commitment for issuance of fixed number of ordinary shares and stock warrants upon modification of terms relating to convertible bridge loans transactions (Note 11)	$-	$162
Beneficial conversion feature upon modification of terms of convertible bridge loans (Note 11)	$-	$80
Issuance of ordinary shares as partial settlement of financial liability (Notes 15B10, 15B11 and 15B12)	$530	$13
Issuance of shares upon acquisition of an IPR&D (Note 4A3)	$6,084	$-
Issuance of ordinary shares as commitment shares in exchange for receivables financing facility granted (Note 7)	$315	$-
Issuance of ordinary shares as commitment shares in exchange for equity line granted (Note 15B14)	$482	$-
Investment in affiliated company by issuance shares and commitment for issued shares as contingent consideration and commitment for additional funding (Notes 4B and 4C)	$2,657	$-
Issuance of ordinary shares and stock warrants in exchange for convertible bridge loans granted (Note 11)	$1,219	$-

The accompanying notes are an integral part of these consolidated financial statements.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands)

NOTE 1 - GENERAL

A.	Operations

Todos Medical Ltd. (the “Company” or “Todos”) was incorporated under the laws of the State of Israel and commenced its operations on April 22, 2010. The Company engineers life-saving diagnostic solutions for the early detection of a variety of cancers. The Company’s patented Todos Biochemical Infrared Analyses (TBIA) is a proprietary cancer-screening technology using peripheral blood analysis that deploys deep examination into cancer’s influence on the immune system, looking for biochemical changes in blood mononuclear cells and plasma. Todos’ two internally developed cancer-screening tests, TMB-1 and TMB-2, have received a CE mark in Europe.

Todos is also developing blood tests for the early detection of neurodegenerative disorders, such as Alzheimer’s disease. The Lymphocyte Proliferation Test (LymPro Test™) is a diagnostic blood test that determines the ability of peripheral blood lymphocytes (PBLs) and monocytes to withstand an exogenous mitogenic stimulation that induces them to enter the cell cycle. LymPro is unique in the use of peripheral blood lymphocytes as a surrogate for neuronal cell function, suggesting a common relationship between PBLs and neurons in the brain.

Additionally, commencing 2020, the Company through its U.S. subsidiary (Corona Diagnostics, LLC) has entered into several distribution agreements with other companies to distribute certain novel coronavirus (COVID-19) test kits. The agreements cover multiple international suppliers of PCR testing kits and related materials and supplies, as well as antibody testing kits from multiple third-party manufacturers after completing validation of said testing kits and supplies in certified laboratory in the United States.

B.	Foreign operations

1.	Todos Medical (Singapore) Pte Ltd

On January 27, 2016, the Company incorporated a wholly owned subsidiary in Singapore under the name of Todos Medical (Singapore) Pte Ltd. (“Todos Singapore”) for the purpose of purpose of advancing clinical trials of the Company’s core technology for breast cancer in Southeast Asia. As of December 31, 2020, Todos Singapore has not yet commenced its business operations.

2.	Todos Medical USA

In January 2020, the Company incorporated a U.S. subsidiary named Todos Medical USA (“Todos U.S.”) for the purpose of conducting business as medical importer and distributor focused on the distribution of the Company’s testing products and services to customers in the North America and Latin America.

3.	Corona Diagnostics, LLC

In April 2020, the Company incorporated a U.S. subsidiary named Corona Diagnostics, LLC (“Corona Diagnostics”) for the purpose of marketing COVID-19 related products in the United States to validate potential products the Company is contemplating distributing and creating marketing materials for the testing products based upon those validations.

4.	Breakthrough Diagnostics, Inc.

On February 27, 2019, the Company entered into Shares Purchase and Assignment of License Agreement with Amarantus Bioscience Holdings, Inc. (“Amarantus”), under which the Company purchased 19.99% of the issued and outstanding common stock of Breakthrough Diagnostics, Inc. (“Breakthrough”) for entering into the field of early detection of Alzheimer’s disease. On July 28, 2020, the Company entered into Amendment No. 1 to the Shares Purchase and Assignment of License Agreement with Amarantus, pursuant to which the Company completed the purchasing of the remaining 80.01% of the issued and outstanding common stock of Breakthrough for consideration that was based on the Company’s shares. See Note 4A.

5.	Other entities

A.	In June 2020, the Company entered into an agreement with NLC Pharma Ltd., under which Antigen COVID Test Killer was formed for the purpose of developing the diagnostic candidate Antigen Killer and product commercialization through the Company’s sales channels. See also Note 4B.

B.	In August 2020, the Company entered into an agreement with Care GB Plus Ltd, under which Bio Imagery Ltd. (“Bio Imagery”) has been incorporated for the purpose of developing, marketing and commercializing the Products and all the Intellectual Property of the Company (“Todos Cancer Assets”) and to develop new Intellectual Property, products and services, and pursue the business based on the Todos Cancer Assets and on new intellectual property that will be developed by Bio Imagery. As of December 31, 2020, Bio Imagery has not yet commenced its business operations. See also Note 4C.

The Company and its entities herein considered as the “Group”.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 1 - GENERAL

C.	Going concern uncertainty

The Company has devoted substantially all of its efforts to research and development of its products and raising capital to fund this development. The development and commercialization of the Company’s products are expected to require substantial further expenditures. To date, the Company has not yet generated sufficient revenues from operations to support its activities, and therefore it is dependent upon external sources for financing its operations. Since inception through December 31, 2020, the Company has incurred accumulated losses of $47,281. As of December 31, 2020, the Company’s current liabilities exceed its current assets by $5,619, and there is a shareholders’ deficit of $11,011. The Company has generated negative operating cash flow for all periods. Management has considered the significance of such condition in relation to the Company’s ability to meet its current obligations and to achieve its business targets and determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company plans to finance its operations through the sale of equity and to the extent available, short-term and long-term loans and also through revenues from sales of corona testing related products. There can be no assurance that the Company will succeed in obtaining the necessary financing or generating revenues from product sales to continue its operations as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During the year ended December 31, 2019, the Company raised net amounts of $295, and $1,374 through convertible bridge loans transactions and private placement transactions, respectively (see also Note 15B4 and Note 11, respectively). During the year ended December 31, 2020, the Company raised net amounts of $2,617, $1,574, $2,368 and $4,126 through receivables financing facility, straight loans, private placement transactions (including equity line), and convertible bridge loans transactions, respectively (see also Note 7, Note 8, Note 11 and Note 15, respectively). In connection with raising capital subsequent to December 31, 2020, see also Note 24A.

D.	COVID-19

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. The outbreak has reached all of the regions in which the Company does business, and governmental authorities around the world have implemented numerous measures attempting to contain and mitigate the effects of the virus, including travel bans and restrictions, border closings, quarantines, shutdowns, limitations or closures of non-essential businesses, and social distancing requirements.

The global spread of COVID-19 and actions taken in response have caused and may continue to cause disruptions and/or delays in our supply chain and shipments and caused significant economic and business disruption to the Company’s customers and vendors.

The COVID-19 pandemic has created and may continue to create significant opportunity under the uncertainty in macroeconomic conditions, which may cause further demand for the Company’s core business related to PCR testing kits and related materials and supplies as already reflected by recognized revenues of $5,207 during the year ended December 31, 2020, substantially all of which was generated after July 2020. However, the Company may face uncertainties around its estimates of revenue collectability and accounts receivable credit losses and its expectation to receive funds from external sources for financing its operations. The Company expects uncertainties around its key accounting estimates to continue to evolve depending on the duration and degree of impact associated with the COVID-19 pandemic. The Company estimates may change as new events occur and additional information emerges, and such changes are recognized or disclosed in the Company’s consolidated financial statements.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP).

A.	Use of estimates in the preparation of financial statements

The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of expenses during the reporting periods. Actual results could differ from those estimates. As applicable to these financial statements, the most significant estimates and assumptions include (i) identification of and measurement of financial instruments in funding transactions; (ii) initial measurement of investment in affiliated companies and subsequent equity method implications; (iii) determination whether an acquired company or formed entities represents a ‘business’; (iv) determination whether acquired or formed entities are considered Variable Interest Entities (VIE) and if so, whether the Group is its Primary Beneficiary (PB) and (v) measurement of the fair value of equity awards.

B.	Functional currency

The functional currency of the Company and all of its subsidiaries is the US dollar (“$” or “dollar”), as the dollar is the primary currency of the economic environment in which the Company and its subsidiaries have operated and expects to continue to operate in the foreseeable future. The Company’s operations are currently conducted in Israel and most of the Israeli expenses are currently paid in new Israeli shekels (“NIS”); however, most of the expenses are denominated and determined in the dollar. Financing and investing activities including loans, equity transactions and cash investments, are made in the dollar.

In accordance with ASC 830, “Foreign Currency Matters”, balances denominated in or linked to foreign currency are stated on the basis of the exchange rates prevailing at the applicable balance sheet date. For foreign currency transactions included in the statement of operations, the exchange rates applicable on the relevant transaction dates are used. Gains or losses arising from changes in the exchange rates used in the translation of such transactions are presented within financing income or expenses.

C.	Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and when applicable its majority owned entities that were determined to be VIE and that the Group was determined as their Primary Beneficiary (PB). Intercompany transactions and balances have been eliminated upon consolidation.

D.	Variable Interest Entities

ASC 810-10, “Consolidation”, provides a framework for identifying variable interest entities (“VIEs”) and determining when a company should include the assets, liabilities, non-controlling interests and results of activities of a VIE in its consolidated financial statements. According to ASC 810-10, the Company consolidates a VIE when it has both (i) the power to direct the economically significant activities of the entity and (ii) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE.

The Company’s assessment of whether an entity is a VIE and the determination of the primary beneficiary is judgmental in nature and involves the use of significant estimates and assumptions. The determination of whether the Company should consolidate a VIE is evaluated continuously as existing relationships change or future transactions occur.

The significant factors and judgments that the Company considers in making the determination as to whether an entity is a VIE include, among others: the design of the entity, including the nature of its risks and the purpose for which the entity was created; the nature of the Company’s involvement with the entity; whether there is sufficient equity investment at risk to finance its current activities, until it reaches profitability, without additional subordinated financial support; whether parties other than the equity holders have the obligation to absorb expected losses or the right to receive residual returns.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

D.	Variable Interest Entities (Cont.)

Unconsolidated Variable Interest Entity

1.	The Company has determined that Antigen COVID Test Killer (“CATK”), 15%-held entity as of December 31, 2020, is considered as VIE, as CATK was formed to develop diagnostic candidate Antigen Killer and commercialize the product through the Company’s sales channels, as it does not have sufficient resources to carry out its principal activities without additional financial support (see also Note 4B).

The Company has determined that it is not the primary beneficiary of CATK due to the Company’s inability to direct the activities that most significantly impact the economic performance of CATK. However, the Company determined that it has the ability to exercise significant influence over CATK operations through its obligation to supply the investee financial support and accordingly, the investment is accounted for under the equity method.

2.	The Company has determined that Bio Imagery Ltd. (“Bio Imagery”), 33%-held entity as of December 31, 2020, is considered as VIE, as Bio Imagery was formed to (i) develop, market and commercialize the Company’s Products and all the Company’s Intellectual Property (“Todos Cancer Assets”) and (ii) develop new Intellectual Property, products and services, and pursue the business based on Todos Cancer Assets, as it does not have sufficient resources to carry out its principal activities without additional financial support (see also Note 4C).

The Company has determined that it is not the primary beneficiary of Bio Imagery due to the Company’s inability to direct the activities that most significantly impact the economic performance of Bio Imagery. However, the Company determined that it has the ability to exercise significant influence over Bio Imagery operations through board representation and voting power and accordingly, the investment is accounted for under the equity method.

As of December 31, 2020, there were no consolidated variable interest entities.

E.	Cash and cash equivalents

Cash equivalents are short-term highly liquid investments which include short term bank deposits (up to three months from date of deposit), that are not restricted as to withdrawals or use that are readily convertible to cash with maturities of three months or less as of the date acquired.

F.	Allowance for doubtful accounts

The allowance for doubtful accounts is determined with respect to amounts the Group has determined to be doubtful of collection. In determining the allowance for doubtful accounts, the Company considers, among other things, its past experience with customers, the length of time that the balance is past due, the customer’s current ability to pay and available information about the credit risk on such customers. During the year ended December 31, 2020, the Company has not recorded allowance in respect of accounts receivable.

G.	Inventories

Inventories consist of related equipment, reagents and testing supplies purchased from third party vendors that are held for sale to customers. Inventories are stated at the lower of cost or net realizable value. Cost of finished products is mainly determined on the basis of first-in, first-out (FIFO). Other method which is utilized for determining the value of inventories is the moving average. The Group regularly reviews its inventories for obsolescence and other impairment risks and reserves are established when necessary.

H.	Property and equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. When an asset is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition is reflected in the statements of operations.

Rate of depreciation	%

Laboratory equipment	20-33
Furniture and equipment	7-15
Computers	33
Vehicle	15

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

I.	Impairment of long-lived assets

The Company’s long-lived assets are reviewed for impairment in accordance with ASC 360, “Property, Plant and Equipment”, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. To date the Company has not incurred any impairment losses.

J.	Investment in other companies

Equity investments without readily determinable fair values are measured at cost, less impairment, and plus or minus subsequent adjustments for observable price changes. Periodic changes in the basis of these equity investments are reported in current earnings. In addition, at each reporting period a qualitative assessment is performed to identify impairment. When a qualitative assessment indicates an impairment exists, the Company estimates the fair value of the investment and recognizes in current earnings an impairment loss equal to the difference between the fair value and the carrying amount of the equity investment.

K.	Investment in affiliated companies

Affiliated company is a company held to the extent of 20% or more (which are not subsidiary), or company less than 20% held, which the Company can exercise significant influence over operating and financial policy of the affiliate.

The investment in affiliated company is accounted for by the equity method under ASC Subtopic 323-30, “Investments - Equity Method and Joint Ventures: Partnerships, Joint Ventures, and Limited Liability Entities”. Upon initial recognition, the cost of investment is based on the direct costs of acquiring the investment including amounts incurred on behalf of the investee. When the affiliated company is not considered a business as no substantive process is identified, amounts allocated to any In-Process Research and Development (IPR&D) to be used in research and development projects which have been determined not to have an alternative future use are charged to expenses of the acquisition date.

Following the acquisition, the Company recognizes its proportionate share of the affiliated company’s net income or loss after the date of investment. When previous losses have reduced the common stock investment account to zero, the Company continues to report its share of equity method losses in its statement of operations to the extent of and as an adjustment to other investments in the investee such as debt securities, long term loans or advances, if any. Such additional equity method losses are applied to the other investments based on the seniority of the other investments (priority in liquidation) and the percentage ownership interest in each type of other investment the Company holds (the ‘relative holdings approach’).

When the Company achieves control on an affiliated company, the Previously Held Equity Interests (PHEI) in the affiliated company is remeasured to its fair value immediately prior to the asset acquisition.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

L.	Business Combinations

The Company’s consolidated financial statements include the operations of acquired businesses from the date of the acquisition’s consummation. Acquired businesses are accounted for using the acquisition method of accounting, which requires, among other things, that most assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date and that the fair value of acquired in process research and development be recorded on the balance sheet. Transaction costs are expensed as incurred. Any excess of the consideration transferred over the assigned values of the net assets acquired is recorded as goodwill.

When the Company acquires net assets that do not constitute a business, as defined under ASU 2017-01 Business Combinations (Topic 805) Clarifying the Definition of a Business (such when there is no substantive process in the acquired entity), no goodwill is recognized and acquired In-Process Research and Development intangible asset (“IPR&D”) to be used in research and development projects which have been determined not to have alternative future use, is expensed immediately. Accordingly, when the purchase price (i.e. cash consideration, fair value of PHEI and the fair value of the equity interests issued) is fully attributed to such acquired IPR&D to be used in a research and development project which were determined not to have an alternative future use, the entire purchase price allocated to the acquired IPR&D is charged to expense at the acquisition date as part of “Research and Development expenses” line in operations in the accompanying consolidated statement of operations for the year ended December 31, 2020 (see also Note 4A3).

M.	Right to obtain control over affiliated company and right to acquire shares of other companies

The Company accounted for the right to obtain control over affiliated company and the right to acquire shares of other companies, as a non-current financial derivative asset according to the provisions of ASC 815-10, “Derivatives and Hedging - Overall” (“ASC 815-10”). Upon initial recognition and in subsequent periods such asset is measured at fair value by using the Black-Scholes Option Pricing Model, which requires inputs such as the underlying share asset value and share price volatility. These assumptions are reviewed on a regular basis and changes in the estimated fair value of the outstanding right to obtain control over affiliated company and the right to acquire shares of other companies were recognized each reporting period as part of in the “Share in Losses of Affiliated Company” line or “Finance Expenses” line, as applicable in operations in the accompanying consolidated statement of operations, until such rights are exercised or expired (see also Note 4A).

N.	Deferred income taxes

The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes”. Accordingly, deferred income taxes are determined utilizing the asset and liability method based on the estimated future tax effects of differences between the financial accounting and the tax bases of assets and liabilities under the applicable tax law. Deferred tax balances are computed using the enacted tax rates expected to be in effect when these differences reverse. Valuation allowance in respect of deferred tax assets are provided for, if necessary, to reduce deferred tax assets is amounts more likely than not to be realized.

The Company accounts for uncertain tax positions in accordance with ASC Topic 740-10, which prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements. According to ASC Topic 740-10, tax positions must meet a more-likely-than-not recognition threshold. The Company’s accounting policy is to classify interest and penalties relating to uncertain tax positions under income taxes, however the Company did not recognize such items in its fiscal 2020 and 2019 financial statements and did not recognize any liability with respect to an unrecognized tax position in its balance sheets.

O.	Liability for employee rights upon retirement

The Company’s liability for severance pay to its Israeli employees is pursuant to Section 14 of the Israeli Severance Compensation Act, 1963 (“Section 14”), pursuant to which all the Company’s employees are included under Section 14, and are entitled only to monthly deposits, at a rate of 8.33% of their monthly salary, made in the employee’s name with insurance companies. Under Israeli employment law, payments in accordance with Section 14 release the Company from any future severance payments in respect of those employees. The fund is made available to the employee at the time the employer-employee relationship is terminated, regardless of cause of termination. The severance pay liabilities and deposits under Section 14 are not reflected in the balance sheets as the severance pay risks have been irrevocably transferred to the severance funds. All deposits required through December 31, 2020 have been made.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

P.	Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash and trade receivables as well as certain other current assets that do not amount to a significant amount. Cash and cash equivalents, which are primarily held in Dollars and New Israeli Shekels, are deposited with major banks in Israel. Management believes that such financial institutions are financially sound and, accordingly, minimal credit risk exists with respect to these financial instruments. The Company does not have any significant off-balance-sheet concentration of credit risk, such as foreign exchange contracts, option contracts or other foreign hedging arrangements. Most of the Group’s sales are made in United States to a small number of customers. Management periodically evaluates the collectability of the trade receivables to determine the amounts that are doubtful of collection and determine a proper allowance for doubtful accounts. Accordingly, management believes that the Group’s trade receivables do not represent a substantial concentration of credit risk.

Q.	Contingencies

The Company and its subsidiaries are involved in certain legal proceedings and certain business relationships that arise from time to time in the ordinary course of their business and in connection with certain agreements with third parties (such as with respect to certain royalty agreements). Except for income tax contingencies, the Company applies the provisions of ASC Topic 450, Contingencies. Thus, the Company records accruals for contingencies to the extent that the management concludes that the occurrence is probable and that the related liabilities are estimable. Legal expenses associated with contingencies are expensed as incurred.

R.	Fair Value Measurements

The Company measures and discloses fair value in accordance with the ASC Topic 820, Fair Value Measurements and Disclosures which defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions there exists a three-tier fair-value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1 - unadjusted quoted prices are available in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date.

Level 2 - pricing inputs are other than quoted prices in active markets that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.

Level 3 - pricing inputs are unobservable for the non-financial asset or liability and only used when there is little, if any, market activity for the non-financial asset or liability at the measurement date. The inputs into the determination of fair value require significant management judgment or estimation. Level 3 inputs are considered as the lowest priority within the fair value hierarchy. The valuation of the right to obtain control over affiliated company, right to acquire shares of other companies, contingent consideration to be paid upon achieving of performance milestone, certain convertible bridge loans (following the maturity date and thereafter) and certain freestanding stock warrants and bifurcated convertible feature of convertible bridge loans issued to the units’ owners, fall under this category.

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

The fair value of cash and cash equivalents is based on its demand value, which is equal to its carrying value. Additionally, the carrying value of all other short-term monetary assets and liabilities are estimated to be equal to their fair value due to the short-term nature of these instruments.

S.	Research and development expenses

Research and development expenses are charged to operations as incurred.

T.	Royalty-bearing grants

Royalty-bearing grants from the Israeli Innovation Authority of the Ministry of Industry, Trade and Labor (the “IIA”) for funding approved research and development projects are recognized at the time the Company is entitled to such grants (i.e. at the time that there is reasonable assurance that the Company will comply with the conditions attached to the grant and that there is reasonable assurance that the grant will be received), on the basis of the costs incurred and reduce research and development costs (see also Note 14C1). The cumulative research and development grants received by the Company from inception through December 2020 amounted to $272.

As of December 31, 2020, and 2019, the Company did not accrue for or pay any royalties to the IIA as no revenue related to the funded projects has yet been generated.

U.	Basic and diluted net loss per ordinary share

The Company computes net loss per share in accordance with ASC 260, “Earning per Share”, which requires presentation of both basic and diluted loss per share on the face of the statement of operations.

Basic net loss per ordinary share is computed by dividing the net loss for the period applicable to ordinary shareholders, by the weighted average number of ordinary shares outstanding during the period. Diluted loss per share gives effect to all potentially dilutive common shares outstanding during the year using the treasury stock method with respect to stock options and certain stock warrants and using the if-converted method with respect to convertible bridge loans and certain stock warrants. In computing diluted loss per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. During the years ended December 31, 2020 and 2019 the total weighted average number of potentially dilutive ordinary shares related to outstanding stock options, stock warrants and convertible bridge loans excluded from the calculation of the diluted loss per share was 112,866,881 and 23,069,233, respectively.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

V.	Revenue recognition

On January 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers (“ASC 606”) which supersedes the existing revenue recognition accounting rules. Under the new guidance the Company determines revenue recognition through the following five steps:

■	Identification of the contract, or contracts, with a customer;

■	Identification of the performance obligations in the contract;

■	Determination of the transaction price;

■	Allocation of the transaction price to the performance obligations in the contract; and

■	Recognition of revenue when, or as, the Company satisfies a performance obligation.

For each type of contract at inception, the Company assesses the goods or service promised in a contract with a customer and identifies the performance obligations.

When a contract for the sale of goods or service includes an option that provides the customer with free or discounted goods or services to be provided by the Company in the future, the Company assesses whether such right represents a material right. When it is determined that such right is considered to be material the Company accounts for such a promise as a separate performance obligation.

With respect to contracts that are determined to have multiple performance obligations (such as goods and a material right to free or discounted goods to be provided in the future), the Company allocates the contract’s transaction price to each performance obligation using its best estimate of the relative standalone selling price of each distinct good or service in the contract. In assessing whether to allocate variable consideration to a specific part of the contract, the Company considers the nature of variable payment (if any) and whether it relates specifically to its efforts to satisfy a specific part of the contract.

Revenues are recognized when, or as, control of services or products is transferred to the customers at a point in time or over time, as applicable to each performance obligation.

Revenues are recorded in the amount of consideration to which the Company expects to be entitled in exchange for performance obligations upon transfer of control to the customer, excluding amounts collected on behalf of other third parties and sales taxes.

The Company does not adjust the amount of consideration for the effects of a significant financing component since the Company expects, at contract inception, that the period between the time of transfer of the promised goods or services to the customer and the time the customer pays for these goods or services to be generally one year or less, based on the practical expedient. The Company’s credit terms to customers are, on average, between thirty and ninety days.

When another party is involved in providing goods or services to the customer, the Company examines whether the nature of its promise is a performance obligation to provide the defined goods or services itself, which means the Company is a principal and therefore recognizes revenue in the gross amount of the consideration, or to arrange that another party provide the goods or services which means the Company is an agent and therefore recognizes revenue in the amount of the net commission.

Such determination is performed separately for each specified good or service promised to a customer.

In making that evaluation, the Company considers whether it controls the promised good or service before transferring that good or service to the customer. The Company considers indicators such as whether the Company is the primary obligor for fulfilling the promises in the contract and assumes risks and rewards as a principal or an agent, including the credit risks; the Company has inventory risk before the goods or services are transferred to the customer; and the Company has discretion in setting prices of the goods or services and selecting its suppliers.

Generally, in cases in which the Company is primarily obligated in a transaction, is subject to risk, involved in the determination of the product (or the service) specifications, separately negotiates each revenue service agreement and has inventory risk, revenues and cost of revenues are recorded on a gross basis.

Commencing 2020, the Company generated revenues from commercial sale of COVID-19 related equipment, reagents and testing supplies through sub-distribution agreements with unrelated distribution companies with clients who are seeking comprehensive testing solutions for return-to-work programs.

Deferred revenues are contract liabilities and include unearned amounts received and amounts received from customers (mostly advances from customers for COVID-19 related products) but not yet recognized as revenues as the performance obligation has not been fulfilled by the Company.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

W.	Convertible Bridge Loans and Notes

Upon initial recognition of Convertible loans, Convertible Notes and similar instruments, the Company considers the provisions of ASC 815-40, “Derivatives and Hedging - Contracts in Entity’s Own Equity” (“ASC 815-40”) in order to determine whether the conversion features embedded within the convertible instrument should be separated from the host instrument.

Host contract is not convertible upon issuance

When it is determined that the embedded conversion feature should not be bifurcated from the host instrument, as at the initial investment date the loan was considered as straight loan with maturity term which is under the control of the Company, the bridge loan was recognized based on the amount allocated as described in Note 2X less the applicable issuance cost. The difference between the face value of the bridge loan to such allocated process (after allocation of the proceeds received to detachable freestanding financial instrument (i.e. detachable warrants) that were granted to lenders), represents a discount which is amortized as finance expense to profit or loss by using effective interest method over the term of the bridge loan until its stated maturity. Following the maturity date and subject to the Company’s discrete decision not to repay the loan for cash, the bridge loan became subject to the provision of ASC 480 “Distinguishing Liabilities from Equity” as it represents an obligation to issue a variable number of shares (share-settled obligation). Thus, upon the lapse of the Company’s right to repay the bridge loan for cash, the bridge loan is measured at fair value through profit or loss with changes presented within financing income or expense, as applicable.

Host contract is convertible upon issuance

When it is determined that the embedded conversion feature does not qualify for equity classification, the Company recognized the embedded conversion feature as a separate derivative liability upon initial recognition and on subsequent periods at fair value by using the Black-Scholes Option Pricing Model. The remaining consideration amount received or allocated to the entire convertible instrument is allocated to the host debt instrument. The difference between the face value of the host and such allocated amount represents a discount which is amortized as finance expense to profit or loss by using effective interest method over the term of the loan until its stated maturity.

When it is determined that the embedded conversion feature qualifies for equity classification (such when the embedded conversion option, if it were freestanding, is not qualified as a derivative in accordance with the provisions of ASC 815-10, “Derivatives and Hedging” since its terms did not require or permit net settlement or when the embedded conversion option is indexed to the entity’s own stock), the conversion option is not bifurcated. When bifurcation is not required, the Company applies ASC 470-20, “Debt - Debt with Conversion and Other Options” (“ASC 470-20”) which clarifies the accounting for instruments with Beneficial Conversion Feature (BCF) or contingently adjustable conversion ratios, to determine whether the conversion feature is beneficial to the lender.

BCF was calculated by allocating the proceeds received to the convertible instrument and to any detachable freestanding financial instrument (such as detachable warrants) included in the transaction (or any other embedded feature that required bifurcation from the host) and by measuring the intrinsic value of the conversion option based on the effective conversion price as a result of the allocated proceed. The intrinsic value of the conversion option, if any, is recorded as a discount with respect to the loan, with a corresponding amount credited directly to equity as additional paid-in capital. After the initial recognition, the discount is amortized as interest expense over the contractual term of the Loan (before its modification) by using the effective interest method.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

X.	Allocation of proceeds and related issuance costs

When multiple instruments are issued in a single transaction (package issuance), the total net proceeds from the transaction are allocated among the individual freestanding instruments identified. The allocation occurs after identifying all the freestanding instruments and the subsequent measurement basis for those instruments.

Financial instruments that are required to be subsequently measured at fair value (i.e. derivative warrants liability and derivative liability related to bifurcated embedded conversion feature) are measured at fair value and the remaining consideration is allocated to other financial instruments that are not required to be subsequently measured at fair value (i.e. certain convertible bridge loans, warrants eligible for equity classification) and common stock, based on the relative fair value basis for such instruments.

The allocation of issuance costs to freestanding instruments was based on an approach that is consistent with the allocation of the proceeds, as described above.

Issuance costs allocated to the derivative warrant liability or bifurcated embedded conversion feature were immediately expensed, as discussed above. Issuance costs allocated to warrants stock classified as equity component were recorded as a reduction of additional paid-in capital. Issuance costs allocated to convertible bridge loan (or to the host component of convertible bridge loan if bifurcation was applied) are recorded as a discount of the host component and accreted over the contractual term of loans up to face value of such loans using the effective interest method.

Y.	Stock Warrants

Certain warrants that were granted by the Company for lenders through convertible bridge loans transactions and stock warrants that were granted as a result of modification of terms of certain convertible bridge loans transactions (see also Note 11) are classified as a component of permanent equity since they are freestanding financial instruments that are legally detachable and separately exercisable, do not embody an obligation for the Company to repurchase its own shares, and permit the holders to receive a fixed number of shares of common stock upon exercise for a fixed exercise price and thus, are considered as indexed to the Company’s own stock. In addition, the warrants must require physical settlement and may not provide any guarantee of value or return. Such warrants were initially recognized based on the allocation method described in Note 2X above as an increase to additional paid-in capital. When applicable, direct issuance expenses that were allocated to the above warrants were deducted from additional paid-in capital.

Z.	Derivative Warrants Liability

The Company accounts for certain warrants to purchase Ordinary Shares in connection with certain private placement transactions and convertible bridge loans transactions, held by investors and/or lenders, that include a fundamental transaction feature pursuant to which such warrants could be required to be settled in cash upon certain events which some of them are not considered solely within the control of the Company, as a non-current liability according to the provisions of ASC 815-40, “Derivatives and Hedging - Contracts in Entity’s Own Equity” (“ASC 815-40”). The Company accounted for these warrants as a financial liability measured upon initial recognition and on subsequent periods at fair value by using the Black-Scholes Option Pricing Model.

Certain warrants that were granted by the Company for lenders through convertible bridge loans transactions (see also Note 11) entitle the lenders to exercise the warrants for a variable number of shares and/or for a variable exercise price and thus the fixed-for-fixed criteria is not met. Accordingly, the warrants were classified as a non-current liability according to the provisions of ASC 815-40, “Derivatives and Hedging - Contracts in Entity’s Own Equity” (“ASC 815-40”). The Company accounted for these warrants as a financial derivative liability measured upon initial recognition and on subsequent periods at fair value by using the Black-Scholes Option Pricing Model.

The fair value of the aforesaid warrants derivative liability is estimated using the Black-Scholes Model which requires inputs such as the expected term of the warrants, share price volatility and risk-free interest rate. These assumptions are reviewed on a regular basis and changes in the estimated fair value of the outstanding warrants are recognized each reporting period as part of the “Financing (income) expenses, net” line in operations in the accompanying consolidated statement of net loss, until such warrants are exercised or expired. When applicable, direct issuance expenses that were allocated to the above warrants were expensed as incurred.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

AA.	Stock-based compensation

The Company measures and recognizes the compensation expense for all equity-based payments to employees based on their estimated fair values in accordance with ASC 718, “Compensation-Stock Compensation”. Share-based payments including grants of share options are recognized in the statement of operations as an operating expense based on the fair value of the award at the grant date. The fair value of share options granted is estimated using the Black-Scholes option-pricing model. The inputs for the valuation analysis of the share options include several assumptions, of which the most significant are the expected stock price volatility and the expected option term. Expected volatility was calculated based upon historical volatility of peer companies in the same industry on weekly basis since the marketability of the Company is considered low. The expected option term represents the period that the Company’s stock options are expected to be outstanding and is determined based on the simplified method until sufficient historical exercise data will support using expected life assumptions. The risk-free interest rate is based on the yield from U.S. treasury bonds with an equivalent term. The expected dividend yield assumption is based on the Company’s historical experience and expectation of no future dividend payouts. The Company has historically not paid cash dividends and has no foreseeable plans to pay cash dividends in the future. The Company has expensed compensation costs, net of estimated forfeitures, applying the accelerated vesting method, over the requisite service period or over the implicit service period when a performance condition affects the vesting, and it is considered probable that the performance condition will be achieved.

Until December 31, 2018, Share-based payments awarded to consultants (non-employees) were accounted for in accordance with ASC Topic 505-50, “Equity-Based Payments to Non-Employees”. Commencing January 1, 2019, following the adoption of ASU 2018-07 which aligns the measurement and classification guidance for share-based payments to nonemployees with the guidance for share-based payments to employees (with certain exceptions), share-based payments to non-employees are accounted in accordance with ASC 718.

A modification to the terms and/or conditions of an award (i.e. a change of award’s fair value, vesting conditions or classification as an equity or a liability instrument) is accounted for as an exchange of the original award for a new award resulting in total compensation cost equal to the grant-date fair value of the original award, plus the incremental value of the modification to the award. The calculation of the incremental value is based on the excess of the fair value of the modified award following the modification over the fair value of the original award measured immediately before its terms were modified.

BB.	Modifications or exchanges

Modifications to, or exchanges of, financial instruments such as convertible loans, are accounted for as a modification or an extinguishment, following to provisions of ASC 470-50, “Debt- Modification and Extinguishments”, under which modifications or exchanges are generally considered extinguishments with gains or losses recognized in current earnings if the terms of the new debt and original instrument are substantially different. Such an assessment is done by management either quantitatively (i.e. when the present value of the cash flows under the new debt instrument terms is at least 10% different from the present value of the remaining cash flows under the original instrument terms) or qualitatively based on the facts and circumstances of each transaction.

If the terms of a debt instrument are changed or modified and the present value of the cash flows under the terms of the new debt instrument is less than 10%, the debt instruments are not considered to be substantially different, except in the following two circumstances (i) the transaction significantly affects the terms of an embedded conversion option, such that the change in the fair value of the embedded conversion option (calculated as the difference between the fair value of the embedded conversion option immediately before and after the modification or exchange) is at least 10% of the carrying amount of the original debt instrument immediately before the modification or exchange or (ii) the transaction adds a substantive conversion option or eliminates a conversion option that was substantive at the date of the modification or exchange.

If the original and new debt instruments are considered as “substantially different”, the original debt is derecognized and the new debt is initially recorded at fair value, with the difference recognized as an extinguishment gain or loss under financial expense or income as applicable.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

CC.	Recent Accounting Pronouncements

1.	In August 2018, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2018-13, “Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement”, (“ASU No. 2018-13”) which is designed to improve the effectiveness of disclosures by removing, modifying and adding disclosures related to fair value measurements. ASU No. 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years; the ASU allows for early adoption in any interim period after issuance of the update.

The adoption of this ASU did not have significant impact on the Company’s consolidated financial statements.

2.	In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”) which changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans, and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. The guidance also requires increased disclosures. For the Company, the amendments in the update were originally effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In November 2019, the FASB issued ASU No. 2019-10, which delayed the effective date of ASU 2016-13 for smaller reporting companies (as defined by the U.S. Securities and Exchange Commission) and other non-SEC reporting entities to fiscal years beginning after December 15, 2022, including interim periods within those fiscal periods. Early adoption is permitted.

The Company is currently assessing the impact the guidance will have on its consolidated financial statements.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 3 - OTHER CURRENT ASSETS

	As of December 31,
	2020	2019
Governmental institutions	$62	$3
Prepaid expenses (*)	539	6
	$601	$9

(*)	Including inter alia deferred charged related to receivables financing facility and deferred charged related to equity line (see also Note 7 and Note 15B14, respectively).

NOTE 4 - INVESTMENT IN AFFILIATD COMPANIES, NET

A.	Breakthrough Diagnostics, Inc.

	1.	On February 27, 2019 (the “Effective Date”), following execution of the Convertible bridge loan transactions (see also Note 11), the Company signed a Definitive Joint Venture Agreement (the “Joint Venture Agreement”) and closed the Joint Venture Transaction, pursuant to which the Company issued 19.99% of its outstanding ordinary shares to Amarantus Bioscience Holdings, Inc. (“Amarantus”), a biotechnology holding company, in exchange for 19.99% of Breakthrough Diagnostics, Inc., a wholly-owned subsidiary of Amarantus (“Breakthrough”), and Amarantus assigned to Breakthrough exclusive license to develop and commercialize the LymPro Test®, an immune-based neurodiagnostic blood test for the detection of Alzheimer’s disease (the “License”). The transaction was consummated as of February 27, 2019 (the “Closing Date”) in which the Company issued to Amarantus 17,986,999 ordinary shares (the “Equity Consideration”).

In addition, Amarantus granted the Company an exclusive option, in effect for 60-days from the Closing Date (the “Expiration Date”), to acquire the remaining 80.01% of Breakthrough Diagnostics in exchange for an additional 30.01% of the Company’s outstanding shares (the “Option Transaction”). Upon exercise of the Option Transaction, the Company would own 100% of Breakthrough and Amarantus would own 49.99% of the Company. The Company was required to notify Amarantus in writing of its intention to exercise the Option, and the closing of the Option transaction shall take place within fourteen days of Amarantus’ receipt of such notice.

Under ASC Subtopic 323-30, “Investments - Equity Method and Joint Ventures: Partnerships, Joint Ventures, and Limited Liability Entities”, and following the effective date the management determined that the Company had the ability to exercise significant influence over operating and financial policies of Breakthrough and therefore the equity method was applied at the Closing Date at residual amount of $1,345, which was the difference between the fair value of the total Equity Consideration that was paid by the Company in total amount of $2,518 less the fair value of the Option Transaction of $1,173, as was determined by the management using the assistance of third-party appraiser.

At the Closing Date, Breakthrough was determined to be excluding substantive process as required under the definition of business in accordance with the provisions of ASC Topic 805 “Business Combination”. In addition, it was determined that the License represents IPR&D with no alternative future use. Consequently, the Company expensed immediately the allocated amount to the investment in affiliated company in amount of $1,345. Following the Closing Date and through its Expiration Date, the Company did exercise the Option Transaction and consequently the Option Transaction amounting to $1,173 was expensed at the Expiration Date. Both amounts were recorded as part of “Share in Losses of Affiliated Company” line in operations in the accompanying consolidated statement of operations for the year ended December 31, 2019.

A.	Breakthrough Diagnostics, Inc. (Cont.)

	2.	The changes in Level 3 asset associated with Option Transaction to obtain control over affiliated company were measured at fair value on a recurring basis (until the option expiration). The following table summarizes the observable inputs used in the valuation of the Option Transaction asset as of the Closing Date:

As of Closing Date
Share price (U.S. dollars)	$5,385
Exercise price (U.S. dollars)	$5,423
Expected volatility	137.2%
Risk-free interest rate	2.44%
Dividend yield	-
Expected term (years)	0.16

The following tabular presentation reflects the Investment in affiliated company:

	As of December 31,
	2020	2019

Investment in affiliated company, net (A)	$-	$(448)
Non-current loans (B)	-	448
Total Investment in affiliated company, net	$-	$-

(A)	The investment in affiliated company as follows:

Investment in Affiliated Company
As of the Closing Date	$1,345
In-Process Research and Development asset expensed as incurred	(1,345)
Accumulated net losses	(448)
As of December 31, 2019	$(448)
Revaluation of investment in affiliated company to its fair value upon obtaining control	1,623
Amount classified to the cost of subsidiary in acquisition achieved in stages upon obtaining control	(1,623)
As of December 31, 2020	$-

(B)	As part of the Joint Venture Agreement, during the year ended December 31, 2019, the Company provided Breakthrough with an interest-free loan with no maturity date in total amount of $448. Following the reduction of the investment in affiliated company to zero amount, the Company recognized additional losses to other investments (non-current loans) based on the seniority of such other investments and the percentage ownership interest applicable for such other investment.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 4 - INVESTMENT IN AFFILIATD COMPANIES, NET (CONT.)

A.	Breakthrough Diagnostics, Inc. (Cont.)

3.	In July 2020, the Company entered into Amendment No. 1 to the Joint Venture Agreement with Amarantus pursuant to which the parties agreed to amend the Joint Venture Agreement as follows:

	A.	In exchange for the remaining 80.1% equity interest of Breakthrough, the Company will issue 49.9% of its ordinary shares (which including 19.9% ordinary shares that were already issued) based on the capitalization table of the Company on regular basis as of December 31, 2019. On July 16, 2020, the Company achieved control over Breakthrough by issuance of 67,599,796 ordinary shares to Amarantus (which reflected an additional 30.01% of the equity of the Company as of that date), representing the Company’s right to purchase the remaining 80.1% of the equity interest of Breakthrough (the “Equity Consideration”).

	B.	Subject to the approval of the Company’s Board of Directors, Amarantus will be entitled to royalty fee in a rate of 10% from the gross profit, as defined, of any products selling which are based on LymPro intellectual property (the “Royalty Fee”). During the period commencing the Completion Date through December 31, 2020, the Company has no obligation with respect to the aforesaid Royalty Fee as no revenues from the LymPro intellectual property were recognized.

	C.	The Company will exercise its best efforts and diligence in developing and commercializing LymPro and in undertaking investigations and actions required to obtain regulatory approvals necessary to market LymPro. In the event the Company fails to use best efforts and due diligence as required, then Amarantus may, in its sole discretion terminate the LymPro license or convert the License from exclusive to non-exclusive. As of December 31, 2020, the License is still deemed as non-exclusive.

	D.	The Company paid to Amarantus an amount of $450 in cash (the “Cash Consideration”).

At the Completion Date, Breakthrough was determined to be excluding substantive process as required under the definition of business in accordance with the provisions of ASC Topic 805 “Business Combination”. Accordingly, the transaction was accounted for as an asset acquisition transaction that resulted in the Company owning 100% of the equity interest of Breakthrough, with Breakthrough becoming a wholly owned subsidiary of the Company. On the Completion Date, the Company ceased accounting for its investment in Breakthrough under the equity method.

At the Completion Date, management has chosen to remeasure its Previous Held Equity Interest (PHEI) in Breakthrough to its fair value immediately prior to the asset acquisition in total amount of $1,623 which was recorded as part of “Share in Losses of Affiliated Company” line. Consequently, the Company’s carrying amount of the PHEI at the Completion Date amounted to $1,623, along with the fair value of the equity consideration amounted to $6,084 and cash consideration paid amounted to $450 have been determined as cost to be allocated to the asset acquired (IPR&D).

However, it was determined that the LymPro License represents IPR&D with no alternative future use. Consequently, the Company expensed immediately the entire purchase price allocated to the acquired IPR&D, which amounted to $8,157, and was charged to expense at the acquisition date as part of “Research and Development expenses” line in operations in the accompanying consolidated statement of operations for the year ended December 31, 2020.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 4 - INVESTMENT IN AFFILIATD COMPANIES, NET (CONT.)

B.	Antigen COVID Test Killer

On June 14, 2020 (the “Effective Date”), the Company entered into joint venture agreement with NLC Pharma Ltd. (“NLC”) as was amended as of September 12, 2020, under which Antigen COVID Test Killer (the “CATK”) was formed for the purpose of developing diagnostic candidate Antigen Killer (as defined below) and commercialization of the product through the Company’s sales channels. Under the terms of the joint venture agreement the following have been determined between the parties:

1.	License

During the term of the joint venture agreement and based on license agreement executed between NLC and CATK as of June 14, 2020, NLC will grant to CATK an irrevocable, exclusive, non-transferable, royalty-bearing worldwide license (the “License”) of its 3C Protease Coronavirus testing platform (“Viral Testing” or “Antigen Killer”). NLC will further contribute the expertise and know-how to CATK necessary to validate and receive the products approved in various jurisdictions worldwide for distribution, especially the United States and China.

In consideration, CATK shall pay NLC a license fee to secure the exclusive license pursuant to the license agreement by issuing to NLC 80% of CATK equity upon execution of the license agreement.

2.	Contributions

A.	NLC shall grant an exclusive worldwide distribution right to Antigen Killer via a distribution agreement.

B.	The Company shall contribute capital for CATK up to amount of $1,550 to be used for development and clinical trials of the Covid Nutraceutical products owned by NLC (the “Funding Commitment”).

C.	The Company or NLC shall not be entitled to withdraw any of their capital contributions from CATK.

D.	Any grants received for the development, marketing and studies of Antigen Killer, shall be considered a contribution to CATK.

3.	Equity interest

A.	CATK’s equity shall be 10% owned by the Company, 80% owned by NLC and 10% shall be owned by Zegal and Ross Capital, LLC.

B.	Upon achieving milestone proof of concept that includes (i) conducting successful test within a la environment and (ii) initiation of a multicenter clinical trial (the “Performance Milestone”), the Company shall acquire during a period of one year after achieving the Performance Milestone an additional 5% of CATK from NLC for a sum of $250 to be paid for in shares of the Company based on market value of the shares at the closing price of a day prior to share issuance. The Performance Milestone has been achieved at July 12, 2020, and 2,688,172 Company’s shares were issued to NLC, increasing the Company’s ownership interest in CATK to 15%.

C.	Upon gross sales of the product reaching to an amount of $20,000, the Company shall be obligated to purchase an additional 15% of CATK from NLC for a sum of $1,650 to be paid in cash or shares. If payment is made by shares, the share price will be calculated at the closing price of the Company’s shares on the day prior to closing (the “Contingent Consideration”).

D.	NLC shall maintain its right to develop, market and sell products derived from its technology as it relates to Viral Testing (excluding Covid-19) throughout the term of the agreement.

4.	Distributions

Distributions from CATK to the Company and NLC shall be made on a semi-annual basis in a percentage set opposite on the name of the Company and NLC.

5.	Marketing rights

NLC has marketing rights to use the Antigen Killer technology for all viruses and is legally free and clear to license the rights to Antigen Killer to CATK.

6.	Project supervision

All decisions in regard to the therapeutic candidate Antigen Killer, the hiring and firing of program and project managers and other contractors and certain consultants, selection of sites for clinical trial, pre-clinical trials and manufacturing, and sublicense and sales brokers, is the sole responsibility of NLC. However, any change to the budget of CATK must be approved by the Company.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 4 - INVESTMENT IN AFFILIATD COMPANIES, NET (CONT.)

B.	Antigen COVID Test Killer (Cont.)

7.	Distribution rights

The Company will have Covid Nutraceutical distribution rights worldwide except for Israel according to the following terms:

A.	CATK will receive royalties fee in a rate of 8% (“Royalty”) from the net sales of every nutraceutical product sold whether it was sold directly or by the Company of through the Company’s agent.

B.	If the Company will grant distribution rights to any related or non-related party of the Company, it will be the obligation of the Company to pay the abovementioned Royalty to CATK.

C.	Upon event that the Company surrenders the distribution rights then the Company’s share of CATK will be increased from 10% to 22%.

8.	Upon market launch of minimum sales of 25,000 bottles of the Nutraceutical product for Covid-19 or other viruses by the Company, the Company shall grant NLC shares of the Company in a value of $1,500 based on the share price on the closing date of the amendment. Through December 31, 2020, market launch of sales of bottles of the Nutraceutical product for Covid-19 has not been commenced.

In addition, if CATK sales will be in excess of $32,500 and the Company will complete an uplisting to Nasdaq within one year of signing the amendment, then the Company will fully acquire CATK in a share exchange transaction based on value of $65,000 and NLC shall transfer the IP regarding Viral Testing to the Joint Venture and NLC will have the right to appoint one member of the Company’s Board of Directors. Upon event that the Company is not yet listed on the Nasdaq market until September 12, 2021, then the Company will surrender its distribution rights from CATK.

Management, using the assistance of third-party appraiser has determined that due to the low probability of the aforesaid contingent trigger events the fair value of such potential obligation as of the effective date (and as of December 31, 2020) was insignificant.

9.	Termination

The joint venture agreement shall be terminated on the earlier of (i) lapse of 25 years from the Effective Date (ii) mutual agreement of both parties to dissolve or (iii) the Company does not comply with section 3B and 3C above (the “Term”). Upon termination, the license between NLC and CATK shall be terminated.

The Company has determined that CATK is considered as VIE since CATK does not have sufficient resources to carry out its principal activities without additional financial support. In addition, the Company has determined that it is not the primary beneficiary of CATK due to the Company’s inability to direct the activities that most significantly impact the economic performance of CATK. However, the Company determined that it has the ability to exercise significant influence over CATK operations through its liquidity resources and accordingly, the investment is accounted for under the equity method.

At the closing date the purchase price that was paid in investment in CATK is as follows:

Funding Commitment (*)	$1,550
Fair value of shares upon achieving Performance Milestone	250
Direct costs incurred (**)	100
Contingent Consideration (***)	1,050
Total consideration	$2,950

(*)	An amount of $911 out of the Funding commitment was wired through December 31, 2020.

(**)	Number of 2,164,502 shares of common stock have been issued as a finder fee in connection with the agreement (see also note 14B3).

(***)	Was determined by the management by using the assistance of third-party appraiser. As the Company’s obligation under such Contingent Consideration provision represent a potential liability to issue a fixed number of its common stock, the obligation was classified within shareholders’ deficit.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 4 - INVESTMENT IN AFFILIATD COMPANIES, NET (CONT.)

B.	Antigen COVID Test Killer (Cont.)

At the Closing Date, CATK was determined to be excluding substantive process as required under the definition of business in accordance with the provisions of ASC Topic 805 “Business Combination”. In addition, it was determined that the License represents IPR&D with no alternative future use. Consequently, the Company expensed immediately the allocated amount to the investment in affiliated company in amount of $2,718. In addition, following the Closing Date and through December 31, 2020, an amount of $105 representing the Company’s share in the losses of CATK was recognized as a reduction in the Company’s investment in CATK. Both amounts were recorded as part of “Share in Losses of Affiliated Company” line in operations in the accompanying consolidated statement of operations for the year ended December 31, 2020. The carrying amount of the Company’s investment in CATK as of December 31, 2020, included in investment in affiliated companies accounted for under the equity method, net, was $127.

C.	Bio Imagery Ltd.

In August 2020 (the “Effective Date”), the Company entered into an agreement with CARE GB Plus Ltd (“CARE GB”), under which the parties agreed conjointly to incorporate Bio Imagery Ltd. (“Bio Imagery”) for the purpose of developing, marketing and commercializing the Company’s Products and all the Company’s Intellectual Property (“Todos Cancer Assets”) and to develop new Intellectual Property, products and services, and pursue the business based on the Todos Cancer Assets and on the new intellectual property developed by Bio Imagery.

In addition, it was agreed inter alia that (i) interest in Bio Imagery shall be 67% owned and controlled by CARE GB and 33% owned and controlled by the Company; (ii) the Company will grant Bio Imagery an irrevocable, perpetual, worldwide license to distribute, market and sell the Products and new products in Israel, Europe and Africa (the “Territories”). Distribution, marketing and sale in other Territories (except China) are authorized by the Company’s written and in advance approval; (iii) the Board of Managers will initially consist of five board members: three members shall be appointed by CARE GB and two members shall be appointed by the Company; (iv) Upon signing the agreement, the Company will issue Bio Imagery 6,000,000 restricted ordinary shares (locked up for a period of one year) for payment to different suppliers and developers. Any further cash expenses required for ongoing activities shall be borne by Care GB; (v) Care GB will grant up to 15% of its shares in Bio Imagery to senior executives in Bio Imagery, as a form in exchange for their work.

On November 2, 2020, the 6,000,000 ordinary shares have been issued by the Company.

The Company has determined that Bio Imagery is considered as a VIE since Bio Imagery does not have sufficient resources to carry out its principal activities without additional financial support. In addition, the Company has determined that it is not the primary beneficiary of Bio Imagery due to the Company’s inability to direct the activities that most significantly impact the economic performance of Bio Imagery.

However, the Company determined that it has the ability to exercise significant influence over Bio Imagery operations through board representation and voting power and accordingly, the investment is accounted for under the equity method. Consequently, as of December 31, 2020, the Company’s investment in Bio Imagery amounted to $618, representing the above issuance of 6,000,000 ordinary shares multiplied by the Company’s share price at issuance date. Moreover, through December 31, 2020, Bio Imagery has not yet commenced its business operations.

NOTE 5 - INVESTMENT IN OTHER COMPANY

On August 14, 2020, Todos Singapore entered into subscription agreement with Pathnova Laboratories PTE Ltd (“Pathnova”) under which Todos Singapore has agreed to invest in Pathnova up to SGD3,000 based on the investment payments schedule as determined in the subscription agreement, for subscribing up to 4,615,385 subscription shares of Pathnova. As of December 31, 2020, the Company is not required or entitled to invest further amounts under the subscription agreement except the below investment amount that was occurred.

As of December 31, 2020, 461,538 ordinary shares of Pathnova have been issued to Todos Singapore for total investment amount of SGD300 (approximately $224), representing percentage shareholding of 4.38% on regular basis.

Management has determined that its holding in Pathnova does not entitle the Company to significant influence over Pathnova and accordingly the Company accounted for its investment in Pathnova in accordance with the provisions of ASC Topic 321 “Investment-Equity Securities”, as equity investment without readily determinable fair value.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 6 - PROPERTY AND EQUIPMENT, NET

	As of December 31,
	2020	2019
Laboratory equipment and others	$2,180	$152
Computers	8	8
Vehicle	5	5
Furniture and equipment	15	13
	2,208	178
Less - accumulated depreciation	(209)	(113)
Total property and equipment, net	$1,999	$65

Total depreciation expenses for the years ended December 31, 2020 and 2019 were $96 and $30, respectively.

NOTE 7 - RECEIVABLES FINANCING FACILITY, NET

A.	Receivables Financing Agreement

On June 19, 2020 (the “Effective Date”), the Company entered into Receivables Financing Agreement with an independent third party, Toledo Advisor LLC (“Toledo” or “Lender”) under which the Lender will make discretionary revolving receivables financing facility (the “Receivables Financing Facility”) available to the Company in an aggregate principal amount not to exceed $25,000 (the “Draw Credit Maximum Amount”) for a period that shall begin as of the Effective Date and terminate on the earlier of (i) the fifth anniversary of the Effective Date and (ii) the date on which more than the Draw Credit Maximum Amount has been advanced (the “Term”).

Interest shall accrue on the unpaid aggregate principal balance of each draw at an interest rate per annum equal to the greater of (i) 12% per annum, or (ii) 30% of the anticipated margin for the applicable receivable financed as presented to the Lender in connection with each draw (the “Applicable Rate”). All interest accruing on each draw shall be due and payable on the applicable draw loan maturity date which is the earlier to occur of (i) the day that is ninety days following the day such draw was funded by the Lender and (ii) the day that the receivable, the financing for which such draw was requested, is paid. Moreover, upon occurrence of default event, draws shall bear per annum interest at the rate of 6% above the Applicable Rate then in effect.

Prepayment of any draw, in whole or in part, is not allowed. However, if at any time the aggregate principal amount of all draws exceeds the Draw Credit Maximum Amount then in effect, then the Company shall immediately pay to Lender such difference which shall be applied to the draws, in inverse order of maturity.

The financing is secured by all the assets of the Company’s wholly owned subsidiary Todos U.S. In addition, Todos U.S. pledged all the outstanding equity of Corona Diagnostics to the Lender.

Commencing the period from June 19, 2020 and through July 28, 2020 the Company drew amount of $250 out of the Draw Credit Maximum Amount under the Receivables Financing Agreement

B.	Royalty Agreement

On July 28, 2020, the Company entered into Royalty Agreement with Toledo under which it was agreed inter alia that (i) the Applicable Rate for each draw requested on or after the date herein shall accrue on the unpaid aggregate principal balance of each draw at an interest rate per annum equal to the greater of (a) 12% per annum, or (b) 20% of the anticipated margin for the applicable receivable financed as presented to the Lender in connection with each draw; (ii) to issue 3,500,000 ordinary shares to Toledo and pay to Toledo a royalty of 10% of the Gross Margins (as defined in the Royalty Agreement) of the SARS CoV-2 Testing Business (the “Royalty”) in exchange for Toledo agreeing to amend the terms of the Receivables Financing Agreement with the Company, including, inter alia, a loss of Toledo’s exclusivity with respect to purchase order financing.

The term of the Royalty Agreement commenced on the Effective Date and shall continue in perpetuity. In the event that a court of competent jurisdiction determines that the perpetual nature of the payment of the Royalty would void the Royalty Agreement, then the term shall be modified to be a term of 25 years, with a right of Toledo to one automatic extension of another 25 years.

At any time on or after July 2030, the Company shall have the right to make a pre-payment in the amount of the greater of (i) $5,000 and (ii) 3 times the average annual Royalty payments due and owning hereunder for the preceding 3 years in order to buy-out all existing or remaining rights, claims and privileges of Toledo or its successors or assigns, under and in connection with this Royalty Agreement, and upon such payment, this Royalty Agreement shall terminate. Such termination shall not relieve the Company of its obligations to satisfy any obligations to pay Royalties accruing prior to such termination.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 7 - RECEIVABLES FINANCING FACILITY, NET (CONT.)

B.	Royalty Agreement (Cont.)

In case that any payment due is not received by Toledo within 10 days, such amounts shall accrue interest at the rate of 12% per annum on said payments accrued from the date such payment was due. In addition, in case that Royalty is not paid within 30 days of the due date, the Company shall issue to Toledo a convertible promissory note (the “Note”) in the initial principal amount equal to the amount then due, which Note shall be convertible into ordinary shares of the Company on the above terms.

As of August 4, 2020, the Company issued 3,500,000 ordinary shares to Toledo valued at $315 which was recorded as prepaid expenses and will be amortized over the Term of the Receivables Financing Facility. During the year ended December 31, 2020, the Company recorded amortization expenses amounting to $34 as part of “Finance Expenses” line in operations in the accompanying consolidated statement of operations.

The Company has determined that its obligation for future royalties under the Royalty Agreement and also its obligation to pay Toledo an interest that is partly based on the margin that will be produced by the Company from certain sales (an interest that is equal to the greater of (i) 12% per annum, or (ii) 30% of anticipated margin applicable to certain receivables) represent contingent interest feature.

However, it was determined that such features are not required to be bifurcated and accounted for as derivatives, as they are eligible for the scope exception prescribed under ASC Topic 815-10-15-59 (d) with respect to certain contracts that are not traded on an exchange, as the underlying is an entity specific performance measure.

Accordingly, interest expense related to such contingent features is recognized pursuant to ASC Topic 470-10, Debt - Overall. Thus, the liability for the contingent payment features was based on the applicable interest rate at the balance sheet date (with no anticipation for any future changes in the applicable interest rate).

In addition, the obligation for future royalties was accounted for in accordance with the provisions of ASC Topic 450, Contingencies.

The Company also has accounted for the Receivables Financing Agreement as a short-term secured loan since the ownership of the accounts receivables remains with the Company and such receivables serve as a collateral for the amount that has been advanced to the Company according to the Receivables Financing Agreement.

During the year ended December 31, 2020, the Company drew an amount of $2,617 out of the Draw Credit Maximum Amount under the Receivables Financing Agreement and repaid $2,317. As of December 31, 2020, an amount of $300 has not been repaid. In addition, the Company incurred finance expenses with respect to the Applicable Interest under the Royalty Agreement amounted to $867. Moreover, during the year December 31, 2020, the Company has an obligation for Royalty payment of $139 under the aforesaid Royalty Agreement with Toledo.

The aggregated sum of such components amounting to $1,306 is presented as “Secured short-term Loan” as part of the current liabilities as of December 31, 2020.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 8 - LOANS, NET

A.	Secured Convertible Equipment Loan Agreements

1.	On November 4, 2020 (the “Effective Date”), the Company entered into Secured Convertible Equipment Loan Agreement with a private lender (the “Lender”), under which at the Effective Date and for the purpose for purchasing two Liquid Handler Machines (the “Collateral”) to be placed in the laboratory of a Company’s client, the Company received from the Lender a net cash amount of $450 which is including an original issue discount at the rate of 41.4% valued at $320, representing a face value of $770 for the loan (the “Aggregate Loan Principal Amount”).

The Aggregate Loan Principal Amount shall be repaid within 120 days of receipt date (the “Maturity Date”).

Subject to the Company’s discrete decision not to repay the Aggregate Loan Principal Amount in cash by the Maturity Date, the Lenders shall have the right to convert 200% of the Aggregate Loan Principal Amount, less any amount that has been repaid, at a default conversion price equal to 35% of the lowest closing price of the Company’s ordinary shares in the 10 days prior to the conversion as quoted by Bloomberg, LP.

In the event the Company receives gross proceeds from any equity financing in the amount of $5,000 or more, the Aggregate Loan Principal Amount will be immediately due and payables.

The Aggregate Loan Principal Amount shall be secured by the Collateral. The Lender shall have the right to take possession of the Collateral if repayment is not made in full by the Maturity Date. Upon default, the Lender shall have the right to take possession of the Collateral and sell them. All proceeds from such sale will be ducted from the Aggregate Loan Principal Amount on a pro rata basis.

As the secured loan upon their original terms do not include conversion feature (such feature will only become applicable as a penalty, upon the Company’s failure to repay the Aggregate Loan Principal Amount by the Maturity Date), the liability was accounted for using the effective interest method over the term of the loans until their stated Maturity Date.

As of December 31, 2020, the Aggregate Loan Principal Amount is amounting to $580, which representing discount amortization expenses of $130 as was recorded as part of “Finance Expenses” line in operations in the accompanying consolidated statement of operations for the year ended December 31, 2020.

For more information regarding the First Amendment of the Secured Convertible Equipment Loan Agreement, see also Note 24D.

2.	On November 4, 2020 (the “Effective Date”), the Company entered into Secured Convertible Equipment Loan Agreement with another private lender (the “Lender”), whereby at the Effective Date and for the purpose for purchasing certain two Liquid Handler Machines to be placed in the laboratory of a Company’s client, the Company received from the Lender a net cash amount of $750 which is including an original issue discount at the rate of 40% valued at $500, representing a face value of $1,250 for the loan (the “Aggregate Loan Principal Amount”).

The Aggregate Loan Principal Amount shall be repaid within 120 days of receipt date (the “Maturity Date”).

Subject to the Company’s discrete decision not to repay the Aggregate Loan Principal Amount in cash by the Maturity Date, the Lenders shall have the right to convert 200% of the Aggregate Loan Principal Amount, less any amount that has been repaid, at a default conversion price equal to 35% of the lowest closing price of the Company’s ordinary shares in the 10 days prior to the conversion as quoted by Bloomberg, LP.

The Company agrees it will issue 20,000,000 ordinary shares (the “Collateral Shares”) to the Lender within two days of the Effective Date. In the event of default occurs and is not cured withing 15 days, the Lender may take such Collateral Shares and dispose of them as wish. The aforesaid shares have been issued at November 4, 2020.

As the secured loan upon their original terms do not include conversion feature (such feature will only become applicable as a penalty, upon the Company’s failure to repay the Aggregate Loan Principal Amount by the Maturity Date), the liability was accounted for using the effective interest method over the term of the loans until their stated Maturity Date.

As of December 31, 2020, the Aggregate Loan Principal Amount is amounting to $954, which representing discount amortization expenses of $204 as was recorded as part of “Finance Expenses” line in operations in the accompanying consolidated statement of operations for the year ended December 31, 2020.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 8 - LOANS, NET (Cont.)

B.	Revenue Purchase Agreement

On December 22, 2020, Corona Diagnostics entered into revenue purchase agreement with a private lender (the “Lender”), under which, the Company will sell, assign and transfer to Lender (making the Lender the absolute owner) in consideration of the Purchase Price of $138, the Purchased Percentage at a rate of 7% of all of the Company’s future accounts, contract rights and other entitlements arising from or relating to the payment of monies from the Company’s customers’ and/or other third party payors, for the payments due to the Company as a result of the Company’s sale of goods and/or services (the “Transactions”) until the Purchased Amount has been delivered by or on behalf of the Company to Lender. Through December 31, 2020, the Company did not transfer any accounts or payments to the Lender.

The revenue purchase agreement shall remain in full force and effect until the entire Purchased Amount and any other amounts due are received by Lender as per the terms of the revenue purchase agreement.

C.	The following tabular presentation reflects the reconciliation of the carrying amount of straight loans and similar instruments during the year ended December 31, 2020 and 2019:

	As of December 31,
	2020	2019
Opening balance	$113	$-
Plus: Net consideration received (*)	2,035	1,469
Less: Debt issuance costs	-	(101)
Less: Fair value of detachable instruments accounted for as equity component or derivative liabilities	-	(531)
Less: Fair value of detachable instruments accounted for as equity component	(461)
Plus: Amortization of discounts and accrued interest expenses	1,170	959
Less: Straight loans reclassified to convertible loans upon change of terms (*)	(1,185)	(1,796)
Plus: Modification of terms of convertible bridge loans	-	113
Closing balance	$1,672	$113

(*)	Including loans in net principal amount received in total amount of $697 that have been reclassified to convertible bridge loans in total amount of $992 upon default event in which the Company has not paid the net principal amount at the stated maturity date (see also Note 11C).

NOTE 9 - OTHER CURRENT LIABILITIES

	As of December 31,
	2020	2019
Accrued payroll and related taxes	$140	$173
Provision for vacation	50	37
Accrued expenses	2,126	590
	$2,316	$800

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 10 - LOANS FROM SHAREHOLDERS

During the years 2011-2014, the Company received loans from two separate shareholders. The loans matured on December 31, 2019 and bear no interest. The loans are denominated in New Israel Shekels (NIS) and are linked to the Israeli consumer price index as of January 1, 2015. The loans may be prepaid by the Company from time to time according to the Company’s cash availability.

A.	On November 20, 2018, the Company entered into Assignment of a Loan Agreement (the “Assignment Agreement”) with two of its shareholders (the “Assigners”), pursuant to which the Assigners assigned their loan amounted to $350 (the “Loan”) to S.B. Nihul Mekarkein Ltd. and Sorry Doll Ltd (collectively the “Assignees”). According to the terms of the Assignment Agreement, it was agreed that upon shareholders’ approval the Loan is eligible for conversion into 3,500,000 Ordinary Shares of the Company at a conversion price of $0.10 per share (the “Shares”). In addition, it was agreed that upon shareholders’ approval the Assignees are entitled to an option to purchase 7,000,000 Ordinary Shares of the Company at a price-per-share of $0.20 for exercise period of five years from the signing of the Assignment Agreement (the “Option”).

On April 29, 2019 (the “Commitment Date”), the Company held its Annual General Meeting of Shareholders, at which the shareholders of the Company approved inter alia the aforesaid related-party loan conversion transaction including the Option grant.

At the Commitment Date, the Company by assistance of third-party appraiser measured the fair value of the Option in total amount of $1,108 by using Black-Scholes-Merton pricing model in which the assumptions that have been used are as follows: expected dividend yield of 0%; risk-free interest rate of 2.31%; expected volatility of 127.8%, and Option exercise period based upon the stated terms. In addition, at the Commitment Date, the fair value of the Shares was $665 which was based on the closing share price of the Company. Consequently, the Company recorded loss from extinguishment of loans from shareholders as part of “Financing income (expenses), net” line in operations in the accompanying consolidated statement of operations in total amount of $1,423.

B.	On May 10, 2020, the Company entered into Loan Conversion Agreement (the “Agreement”) with its shareholders pursuant to which the Company will convert the then outstanding loan amounting to $350 into 8,750,000 ordinary shares of the Company at a conversion price of $0.04 per share. Upon conversion of the loan, the Company shall be released from all its obligations and liabilities with respect to the loan, which shall be deemed to have been paid in full. The ordinary shares have been issued on May 19, 2020.

The following tabular presentation reflects the reconciliation of the carrying amount of the loans from shareholders as of December 31, 2020 and 2019:

	As of December 31,
	2020	2019
Opening balance	$310	$612
Less: Partial conversion of loans from shareholders	(350)	(350)
Plus: Exchange differences relating to loans from shareholders	40	48
Closing balance, classified as a non-current liability in 2019	$-	$310

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 11 - CONVERTIBLE BRIDGE LOANS, NET

A.

During the years ended December 31, 2019 and 2018, the Company entered into certain Convertible Bridge Loan Agreements (the “2019 and 2018 Loan Agreements”), under which the Company obtained an aggregate net cash amount of $1,443 and $27, respectively, (which represented 90% of the gross Principal Amount of the loans) (the “Net Principal Amount”) from several private lenders (the “Lenders”).

The Principal Amount has been originally issued with 10% discount of aggregated amount of $163, bear interest at a flat rate of 10% (the “Interest”) and have a maturity date of 6-months period after receipt of the Loans funds (the “Maturity Date”). The Company will be required to pay 10% penalty upon repayment of the Principal Amount prior to the Maturity Date. Upon the Maturity Date of the loans, the Company will be required to repay the Principal Amount of the Loan and unpaid Interest for cash. From the initial recognition and until the Maturity Date, the loans were presented as current liability. Subject to the Company’s discrete decision not to repay the Principal Amount and unpaid Interest for cash, the Principal Amount and the unpaid Interest shall become convertible into the Company’s Ordinary Shares following the Maturity Date and thereafter at a conversion price equal to 70% of the average closing bid price of the Company’s Ordinary Shares in the 5-days prior to the conversion date. In the event the Company’s defaults under the Agreements, the conversion price shall be reduced to 60% of the average closing bid price of the Company’s Ordinary Shares in the 15-days prior to the conversion date. Following the Maturity Date, the convertible loans were reclassified to non-current liability.

As part of the transaction, the Company issued to the Lenders Convertible Promissory Notes (the “Notes”) and two freestanding ordinary share purchase warrants for the purchase of ordinary shares (the “First Warrant” and the “Second Warrant”, respectively and together “Warrants”).

The First Warrant provides the Lenders with 25% warrant coverage, with the warrant exercise price to be equal to the offering price in the Company’s proposed public offering, or, in the event the Principal Amount are converted into ordinary shares, the warrant exercise price will be equal to the applicable closing bid price of the Company’s shares at the time of the conversion of the Principal Amount. The term of the First Warrant is three years from the date of the determination of the exercise price. The First Warrant may be exercised by cash payment or through cashless exercise by the surrender of warrant shares having a value equal to the exercise price of the portion of the warrants being exercised. Each warrant may be exercised by cash payment or through cashless exercise by the surrender of warrant shares having a value equal to the exercise price of the portion of the warrants being exercised. The First Warrant permits the lenders to receive a variable number of shares of common stock upon exercise and therefore was accounted for as non-current financial derivative. See also Note 12.

The Second Warrant provides the Lenders an additional 25% warrant coverage, under the same terms as the aforesaid warrant, except the exercise price which is equal to 150% of the closing bid price of the Company’s shares on the day prior to the closing of the bridge loan transaction. The Second Warrant permits the lenders to receive fixed number of shares of common stock upon exercise and therefore was classified as additional paid-in capital versus discount on the Notes.

At the initial date, the management by assistance of third-party appraiser measured the First Warrant at fair value in total amount of $205. The remaining amount of the net proceeds in total amount of $938 and $326 were allocated to the Notes and Second Warrant, respectively, based on their relative fair value. See also Note 2X.

In addition, on December 17, 2018 (the “Effective Date”), the Company entered into Engagement Agreement (the “Agreement”) with Alternative Execution Group LLC (“AEXG”) whereby AEXG will render non-exclusive advice and service to the Company concerning equity and/or debt financing with certain Related Parties as defined in the Agreement.

In consideration for AEXG’s non-exclusive services with respect to the 2019 and 2018 Loan Agreements, during the year ended December 31, 2019, the Company incurred cash and non-cash expenses in form of stock warrants (“Placement Agent Warrant”) in total aggregate amount of $158 which was allocated to the identified components of 2019 and 2018 Loan Agreements (i.e. convertible bridge loans, First Warrant and Second Warrant) consistent with the allocation of the proceeds issuance expenses. Consequently, an amount of $101 out of which was recorded as additional discount of the convertible bridge loans at the outset of the transactions.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 11 - CONVERTIBLE BRIDGE LOANS, NET (Cont.)

B.	Amendments to 2019 and 2018 Loan Agreements:

1.

On December 2, 2019, the Company entered into first amendment to the 2019 and 2018 Loan Agreements with one of the lenders whereby it was determined to extend the original Maturity Date of applicable Note until February 14, 2020 and the Company shall not be deemed to have been in default due to not having repaid the Loan Principal and Interest by the original maturity date unless the Company does not obtain additional bridge financing in an amount no less than $500 (the “Additional Bridge”) on or before December 13, 2019 (the “Amended Maturity Date”). The amended term were as follows: (i) the conversion feature of the applicable Note and accrued Interest prior to the Amended Maturity Date was waived by the lender, unless such conversion is either (a) at the Fixed Conversion Price as defined in the amendment or (b) upon an Event of Default in which case the Maturity Date shall be accelerated and the Note shall be convertible at the Alternate Conversion Price as defined in the amendment (ii) the Interest shall be amended to be at a rate of 24% and (iii) the Company issued the lender 500,000 stock warrants to purchase the same number of ordinary shares, at an exercise price equal to $0.15 per stock warrant at any time after the issuance date and up to five years thereafter (the “Third Warrant”).

2.

On December 10, 2019, the Company entered into convertible note extension agreement and lock-up agreement with another lender whereby it was determined to extend the original Maturity Date of applicable Note until February 2020 (the “Amended Maturity Date”). The amended term were as follows: (i) the conversion feature of the applicable Principal Amount and accrued Interest prior to the Amended Maturity Date was waived by the lender, but the lender has at any time after the effectiveness of the Company’s Registration Statement on Form F-1 that is being filed pursuant to the Company’s proposed public offering and Uplisting (including immediately prior to an Event of Default) the option to convert the applicable Principal Amount and accrued Interest into the units that are being registered pursuant to the Company’s proposed public offering and Uplisting (the “Units”), at a conversion price equal to 70% of the price of the Units in such public offering, subject to the availability of Units registered pursuant to the Company’s registration statement for such public offering and (ii) the Company issued the lender 350,000 newly issued restricted ordinary shares, par value NIS 0.01 each and 1,666,667 stock warrants to purchase the same number of ordinary shares, at an exercise price equal to $0.15 per stock warrant at any time commencing six months after the issuance date and up to three years thereafter (the “Third Warrant”).

3.	On January 9, 2020, the Company entered into second amendment to the 2019 and 2018 Loan Agreements with one of the lenders whereby it was determined to extend the Amended Maturity Date of applicable Note until March 31, 2020 and the Company shall not be deemed to have been in default due to it not having repaid the Loan Principal and Interest by the original maturity date unless the Company does not obtain additional bridge financing in an amount no less than the aforesaid Additional Bridge on or before January 31, 2019 (the “Second Amended Maturity Date”). The amended term were as follows: (i) the conversion feature of the applicable Note and accrued Interest prior to the Amended Maturity Date was waived by the lender (ii) the Principal Amount shall be amended by increasing from $101 to $127 and (iii) the Company issued the lender 1,000,000 stock warrants to purchase the same number of ordinary shares, at an exercise price equal to $0.10 per stock warrant at any time commencing the issuance date and up to five years thereafter (the “Fourth Warrant”).

4.	On February 20, 2020, the Company entered into Convertible Note Extension Agreements (the “Amendments”) with certain institutional investors who participated in the Company’s 2019 and 2018 Loan Agreements, under which it was agreed to extend the maturity of those notes to August 14, 2020 (the “Amended Maturity Date”). The institutional investors shall not be entitled to convert the Loan Principal plus Interest prior to the Amended Maturity Date, unless such conversion is either (i) at the Fixed Conversion Price as defined in the Amendments or (ii) upon an event of default in which case the Maturity Date shall be accelerated and the Note shall be convertible at the Alternate Conversion Price as defined in the Amendments.

In addition to the warrants issued to the institutional investors pursuant to the original terms of the 2019 and 2018 Loan Agreement, the Company (i) issued to the institutional investors a third Warrant (the “Third Warrant”) providing the institutional investors with a right to purchase 20,792,380 Third Warrant Shares, at an exercise price equal to $0.10 per Third Warrant Share and (ii) paid cash payment of $35. The Investor may exercise the Third Warrant after the issue date and up to 5 years thereafter.

Moreover, the Company has entered into lock-up agreements with the institutional investors that preclude them from selling common shares in the market until August 20, 2020.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 11 - CONVERTIBLE BRIDGE LOANS, NET (Cont.)

B.	Amendments to 2019 and 2018 Loan Agreements (Cont.):

5.

On September 1, 2020, the Company entered into Amendment No. 2 to the 2019 and 2018 Loan Agreements (the “Amendment”) with certain lenders whereby it was determined to (i) reextend the Original Maturity Date of applicable Note until October 15, 2020 (the “Second Amended Maturity Date”) and (ii) the Note shall accrue interest at the rate of 15% per annum, accruing on the outstanding Loan Principal from and after the Original Maturity Date, through and including the date the Note is paid in full. All accrued interest shall be due on the Second Amended Maturity Date. Upon occurrence and continuation of an Event of Default, the interest rate on the Note shall be at the rate of 20% per annum.

In exchange for the aforesaid amendments the Company shall (i) pay upfront fee to each of the lenders in an amount equal to 5% of the principal balance of the Note held by such lender (ii) issue shares of its common stock to each lender with a market value equal to 5% of the principal balance of the Note held by such lender, based on the closing price of the share of the Company’s common stock reported on a public exchange as of the date of the Amendment (iii) the exercise price of each of the First Warrant, Second Warrant and Third Warrant (together referring as “Warrant”) shall be amended to be the lesser of (a) the share price of the share of the Company’s common stock reported on a public exchange as of the Second Amended Maturity Date or (b) the exercise price as set forth in the applicable Warrant and (iv) reimburse the lenders for reasonable fees and expenses incurred by them in execution of the Amendment.

The Company shall pay a default fee for each of the applicable lender in an amount equal to 5% of the principal balance of the Note held by such lender if the Company fails to pay the outstanding Loan Principal and Interest on the Second Amended Maturity Date.

During the year ended December 31, 2020, the Company issued 309,427 ordinary shares representing 5% of the principal balance of the Note and paid the required upfront fee in cash an amount of $19 representing 5% of the principal balance of the Note.

During the year ended December 31, 2019, the management has determined by using the assistance of third-party appraiser that the fair value of the modified loan plus the fair value of the ordinary shares and stock warrants approximately amounted to the fair value of the convertible bridge loans prior to the modification date. The Company reduced the non-current balance of the convertible bridge loan in total amount of $355 and recorded an amount of $25 and $138 which represented the fair value at the commitment date of ordinary shares to be issued and issued stock warrants, respectively, as an increase of additional paid-in capital. In addition, due to waiver of the conversion feature and the new Amended Maturity Date that was determined, the fair value of the applicable loans in total amount of $192 (which was off-set by embedded BCF in total amount of $80 which was recorded versus increase of additional paid-in capital) was classified as current liability on the balance sheet as of December 31, 2019.

During the year ended December 31, 2020, the management has determined by using the assistance of third-party appraiser that the fair value of the modified loans amounted to $697 plus the cash payment amounted to $54 plus the fair value of the Third Warrant and shares amounted to $416 are considered as substantially different from the fair value of the convertible bridge loans amounted to $4,918 prior to the exchange date. Consequently, the original convertible bridge loans were derecognized, the new loans were initially recorded at fair value as current financial liability and the Third Warrant and shares were initially recorded at fair value as an increase of additional paid-in capital. The Company recorded an extinguishment amount of $3,751 as part of “Finance Expenses” line in operations in the accompanying consolidated statement of operations for the year ended December 31, 2020.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 11 - CONVERTIBLE BRIDGE LOANS, NET (Cont.)

C.	During the three months period ended March 31, 2020, the Company entered into certain Convertible Bridge Loan Agreements (the “March 2020 Loan Agreements”), under which the Company obtained an aggregate net cash amount of $697 (which representing 70% of the gross Principal Amount of the loans) (the “Net Principal Amount”) from several private lenders (the “Lenders”).

The Loan Amount has been originally issued with 30% discount of aggregated amount of $299, bear interest at a flat rate of 10% (the “Interest”). However, upon occurrence of any uncured Event of Default as defined in March 2020 Loan Agreements, and in the event that Lenders at their sole discretion elect to allow the Company to continue with repayment of the Loan Amount and Interest after an Event of Default, the Interest rate on the unpaid Loan Amount will be changed to 18% or the highest interest rate currently allowable under Nevada law for loans of this amount (the “Default Interest Rate”). The Loan Amount has maturity date of 6-months period after receipt of the Loans funds (the “Maturity Date”) but the Company may repay the Loan Amount prior to the Maturity Date with 20% penalty. From the initial recognition and until the Maturity Date, the loans were presented as current liability.

As part of the transaction, the Company also issued 31,236,042 warrants to purchase of the same number of ordinary shares at an exercise price of $0.10 per share. The warrants shall be cashless exercisable with full rachet anti-dilution for a period of 5-years from the issuance date (the “Warrants”).

At the earlier of the effective date of Registration Statement as defined in March 2020 Loan Agreements or 6-months period after the Effective Date provided that the Net Principal Amount and Interest were not repaid in cash by the Company, the Lenders at their sole option, may convert the outstanding Loan Amount, or any portion of the Loan Amount, and any accrued interest, in whole or in part, into shares of the common stock of the Company (the “Common Stock”). Any amount so converted will be converted into common stock of the Company at a price equal to the lower of (i) the closing market price on the date of closing and (ii) 50% of the lowest trading price on the primary trading market on which the Company’s Common Stock is quoted for the last 10 trading days immediately prior to but not including the Conversion Date (“Conversion Price”). Following the Maturity Date, the convertible loans are reclassified to non-current liability.

Upon the occurrence of any uncured Event of Default, the Holder at any time, at its sole discretion, may elect to immediately (without prior notice) convert the outstanding Loan Amount, or any portion of the Loan Amount, and any accrued Interest, in whole or in part, into shares of the Common Stock, according to the terms of March 2020 Loan Agreements.

Upon initial recognition, the management by assistance of third-party appraiser allocated the net cash proceeds received based on the relative fair value of the Note and the detachable warrants in total amount of $236 and $461, respectively. The amount allocated to the warrants was classified as a component of permanent equity (as their terms permit the holders to receive a fixed number of shares of common stock upon exercise for a fixed exercise price), net of any related issuance costs.

Furthermore, in subsequent periods, the Note instrument is accounted for using the effective interest method over the term of the loan, until its stated maturity. Due to the Company discrete decision not to repay the loan for cash), the loan become subject to the provisions of ASC 480, “Distinguishing Liabilities and Equity” as it become an obligation that will be settled by issuance of a variable number of shares (stock settle obligation) and as such is measured at fair value through profit or loss

(see also Note 2W). Consequently, the Company recorded expenses amounted to $1,985 and $756 related to remeasurement of the Note and the discount amortization of the Note as part of the “finance expenses” line in operations in the accompanying consolidated statement of operations for the year ended December 31, 2020.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 11 - CONVERTIBLE BRIDGE LOANS, NET (Cont.)

D.	Amendments to March 2020 Loan Agreements:

1.

During the three months period ended June 30 2020, the Company entered into amendment to March 2020 Loan Agreements with one of the lenders whereby it was determined to extend the original Maturity Date of applicable Note by another 90-days from the original Maturity Date (the “Amended Maturity Date”) in exchange for (i) waiver of the conversion feature of the applicable Note and accrued Interest prior to the Amended Maturity Date and (ii) issuance of 720,000 shares of restricted common stock.

2.	During the three months period ended June 30 2020, the Company entered into amendment to March 2020 Loan Agreements with the other lenders whereby it was determined to extend the maturity date of applicable Notes by another 90-days from the original Maturity Date (the “Amended Maturity Date“). The amended term were as follows: (i) the conversion feature of the applicable Principal Amount and accrued Interest prior to the Amended Maturity Date was waived by the lenders, but the lenders shall be entitled to conversion only until a reverse split in the Company’s shares, and thereafter will be redeemed at the Nasdaq listing or at the Amended Maturity Date, whichever is first. If a Nasdaq listing occurs prior to the Amended Maturity Date, the Company will redeem the outstanding note. If a Nasdaq listing does not happen by the Amended Maturity Date, the lender will be entitled to convert or request redemption at its option; (ii) the Company will pay in cash to lenders 10% of the outstanding balance of the note within 25 days from the amendment date and 10% of the outstanding balance in equity in consideration for the extension of the loan and (iii) the Third Warrants will be cashless exercised upon the Company listing its ordinary shares on the Nasdaq.

Due to elimination of a substantive conversion option, it was determined that the amended terms are substantially different than the original terms and accordingly the modification was accounted for as an extinguishment of the modified loans. Consequently, the original convertible bridge loans were derecognized, the new loans were initially recorded at fair value as current financial liability and the Third Warrant was initially recorded at fair value as an increase of additional paid-in capital. The Company recorded an extinguishment amount of $97 as part of “Finance Expenses” line in operations in the accompanying consolidated statement of operations for the year ended December 31, 2020.

E.

On April 24, 2020, the Company entered into a Securities Purchase Agreement for issuance of Convertible Redeemable Note (“Note”), under which the Company received net cash of $200 (which representing 20% of the gross Principal Amount of the note) from several private lenders (the “Lenders”).

The Note was issued with 20% original issue discount totaling $50, bears interest at a flat rate of 8% (which shall be increased to a rate of 12% upon the occurrence of an Event of Default (as defined in the Note)) and has a maturity date of April 24, 2021 unless extended at the option of Lenders for an additional term of 180 days (the “Maturity Date”). The Company shall have the right to prepay all or any part of the principal under the Note without penalty upon not less than 10 days prior written notice to Lenders.

The Lenders are entitled, at its option, at any time, to convert all or any amount of the principal face amount of the Note and the accumulated Interest then outstanding into the Company’s ordinary shares at a price equal to $0.08 (the “Optional Conversion Price”). In the event the Company completes an uplisting to Nasdaq (the “Mandatory Conversion Event”), the conversion price shall equal to the lower of (i) 80% of the common share price as determined in the Mandatory Conversion Event; and (ii) the Optional Conversion Price.

The Lenders are also entitled to an amount of 1,250,000 warrants to purchase the same number of ordinary shares for a period of five years at an exercise price equal to $0.10 subject to certain adjustments (the “Warrant”).

Upon initial recognition, the management by assistance of third-party appraiser allocated the net cash proceeds received based on the relative fair value of the Note and the detachable warrants in total amount of $135 and $65, respectively. The amount allocated to the warrants was classified as a component of permanent equity (as their terms permit the holders to receive a fixed number of shares of common stock upon exercise for a fixed exercise price), net of any related issuance costs.

Furthermore, it was determined that the embedded conversion feature is required to be bifurcated from the host loan instrument.

The embedded conversion feature was recognized in total amount of $127 upon initial recognition and in subsequent periods as derivative liability at fair value through profit and loss and the remaining amount of $8 was allocated to the host loan instrument, less any related issuance costs. In subsequent periods, the host loan instrument is accounted for using the effective interest method over the term of the loan, until its stated maturity.

The Company recorded expenses amounted to ($60) and $81 related to remeasurement of the embedded conversion feature and the discount amortization of the host loan instrument as part of the “finance expenses” line in operations in the accompanying consolidated statement of operations for the year ended December 31, 2020.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 11 - CONVERTIBLE BRIDGE LOANS, NET (Cont.)

F.	On June 12, 2020 (the “Issuance Date”), the Company entered into a Securities Purchase Agreement for issuance of Convertible Redeemable Note (“Note”), under which the Company received net cash of $50 (which representing 84% of the gross Principal Amount of the note) from a private lender (the “Lender”).

The Note was issued with 20% original issue discount totaling $12.5, bears interest at a flat rate of 2% and has a maturity date of June 12, 2021 (the “Maturity Date”) on which all principal and interest is due and payable in one payment. During the first 40 days after the Issuance Date, the Company has the right to redeem the Note at a price equal to 125% of the Note’s face amount.

The Lender is entitled, at its option, at any time, to convert all or any amount of the principal face amount of the Note and the accumulated Interest then outstanding into the Company’s ordinary shares at a price equal to 80% of the lower of (i) the lowest closing bid price on the trading day prior to the Issuance Date or (ii) the lowest trading price of the ordinary shares as reported by the trading market on which the Company’s shares are traded, for the 20 prior trading days including the day upon which a conversion notice is received (the “Conversion Price”).

The Lenders are also entitled to an amount of 500,000 warrants to purchase the same number of ordinary shares for a period of five years at an exercise price equal to $0.10 subject to certain adjustments (the “Warrant”).

Upon the occurrence of an Event of Default (as defined in the Note), the Note shall accrue interest at the lower of (i) 24% per annum or (ii) the highest rate of interest permitted by law. In addition, the Company may be subject to the daily penalty pending of default scenario as described in the Note.

Upon initial recognition, the management by assistance of third-party appraiser allocated the net cash proceeds received based on the relative fair value of the Note and the detachable warrants in total amount of $61 and $10, respectively. The amount allocated to the warrants was classified as a component of permanent equity (as their terms permit the holders to receive a fixed number of shares of common stock upon exercise for a fixed exercise price), net of any related issuance costs.

Furthermore, it was determined that the embedded conversion feature is required to be bifurcated from the host loan instrument. The embedded conversion feature was recognized in total amount of $60 upon initial recognition and in subsequent periods as derivative liability at fair value through profit and loss. The excess of the fair value of identified instruments over net proceeds amounted to $21 was recorded as part of the “finance expenses” line in operations in the accompanying consolidated statement of operations for the year ended December 31, 2020. In subsequent periods, the host loan instrument is accounted for using the effective interest method over the term of the loan, until its stated maturity.

The Company recorded expenses amounted to $10 and $9 related to remeasurement of the embedded conversion feature and the discount amortization of the host loan instrument as part of the “finance expenses” line in operations in the accompanying consolidated statement of operations for the year ended December 31, 2020.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 11 - CONVERTIBLE BRIDGE LOANS, NET (Cont.)

G.	On June 15, 2020 (the “Issuance Date”), the Company entered into a Securities Purchase Agreement for issuance of Convertible Redeemable Note (“Note”), under which the Company received net cash of $315 (which representing 84% of the gross Principal Amount of the note) from a private lender (the “Lender”).

The Note was issued with 16% original issue discount totaling $60, bears interest at a flat rate of 2% and has a maturity date of June 15, 2021 (the “Maturity Date”) on which all principal and interest is due and payable in one payment. During the first 40 days after the Issuance Date, the Company has the right to redeem the Note at a price equal to 125% of the Note’s face amount.

The Lender is entitled, at its option, at any time, to convert all or any amount of the principal face amount of the Note and the accumulated Interest then outstanding into the Company’s ordinary shares at a price equal to 80% of the lower of (i) the lowest closing bid price on the trading day prior to the Issuance Date or (ii) the lowest trading price of the ordinary shares as reported by the trading market on which the Company’s shares are traded, for the 20 prior trading days including the day upon which a conversion notice is received (the “Conversion Price”).

Upon occurrence of Sale Event (as defined in the Note), upon the Lender request, the Company shall redeem the Note in cash in an amount equal to 150% of the principal amount, plus accrued but unpaid interest through the redemption date, or at the Lender election, such Lender may convert the unpaid principal amount of the Note and interest into ordinary shares of the Company at the Conversion Price immediately prior to such Sale Event. At the closing date and December 31, 2020, the management considered Sale Event as remotely.

Upon the occurrence of an Event of Default (as defined in the Note), the Note shall accrue interest at the lower of (i) 24% per annum or (ii) the highest rate of interest permitted by law. In addition, the Company may be subject to the daily penalty pending of default scenario as described in the Note.

It was determined that the embedded conversion feature is required to be bifurcated from the host loan instrument. Upon initial recognition, the management by assistance of third-party appraiser recognized an embedded conversion feature in total amount of $374 and in subsequent periods as derivative liability at fair value through profit and loss. In subsequent periods, the host loan instrument is accounted for using the effective interest method over the term of the loan, until its stated maturity. The excess of the fair value of identified instruments over net proceeds amounted to $60 was recorded as part of the “finance expenses” line in operations in the accompanying consolidated statement of operations for the year ended December 31, 2020.

The Company recorded expenses amounted to $173 and $23 related to remeasurement of the embedded conversion feature and the discount amortization of the host loan instrument as part of the “finance expenses” line in operations in the accompanying consolidated statement of operations for the year ended December 31, 2020.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 11 - CONVERTIBLE BRIDGE LOANS, NET (Cont.)

H.	In June and July 2020, the Company entered into a Securities Purchase Agreement for issuance of Convertible Redeemable Note (“Note”), under which the Company received net cash of $300 (which representing 75% of the gross Principal Amount of the note) from two private lenders (the “Lenders”).

The Note was issued with 25% original issue discount totaling $100, bears interest at a flat rate of 2% and has a maturity date of December 22, 2020 (the “Maturity Date”) on which all principal and interest is due and payable in one payment.

During the first 40 days after the Issuance Date, the Company has the right to redeem the Note at a price equal to 125% of the Note’s face amount.

The Lenders are entitled, at its option, at any time, to convert all or any amount of the principal face amount of the Note and the accumulated Interest then outstanding into the Company’s ordinary shares at a price equal to 150% of the closing price on the closing date and will be effective for 40 trading days from the closing date. After the initial 40 trading days, the conversion price shall equal to the lower of (i) 60% of the lowest volume weighted average price trading price for the common stock as reported at the market reporting trade prices for the common stock during the 10 trading days immediately prior to conversion, and including, the date of the conversion notice; and (ii) 150% of the closing price on the closing date and the closing price on the effectiveness date of the registration statement, including the day upon which a conversion notice is received by the Company (the “Conversion Price”).

Upon the occurrence of an Event of Default (as defined in the Note), the Note shall accrue interest at the lower of (i) 24% per annum or (ii) the highest rate of interest permitted by law. In addition, the Company may be subject to the daily penalty pending of default scenario as described in the Note.

The Note is entitled to a disbursement of shares of 2,000,000 Ordinary Shares of the Company in consideration for issuing the notes (the “Commitment Shares”). On January 18, 2021, the Commitment Shares have been issued to the Lenders.

The Lenders are also entitled to an amount of 3,000,000 warrants to purchase the same number of ordinary shares for a period of five years at an exercise price equal to $0.10 subject to certain adjustments (the “Warrant”).

Upon initial recognition, the management by assistance of third-party appraiser allocated the net cash proceeds received based on the relative fair value of the Note, the shares and the detachable warrants in total amount of $360, $42 and $51, respectively. The amount allocated to the warrants was classified as a component of permanent equity (as their terms permit the holders to receive a fixed number of shares of common stock upon exercise for a fixed exercise price), net of any related issuance costs.

Furthermore, it was determined that the embedded conversion feature is required to be bifurcated from the host loan instrument. The embedded conversion feature was recognized in total amount of $359 upon initial recognition and in subsequent periods as derivative liability at fair value through profit and loss. The excess of the fair value of identified instruments over net proceeds amounted to $153 was recorded as part of the “finance expenses” line in operations in the accompanying consolidated statement of operations for the year ended December 31, 2020. In subsequent periods, the host loan instrument is accounted for using the effective interest method over the term of the loan, until its stated maturity.

As of December 31, 2020, upon the occurrence of an Event of Default in which the Note was not repaid before or at the Maturity Date (due to the Company discrete decision not to repay the loan for cash), the loan become subject to the provisions of ASC 480, “Distinguishing Liabilities and Equity” as it become an obligation that will be settled by issuance of a variable number of shares (stock settle obligation) and as such is measured at fair value through profit or loss (see also Note 2W). Consequently, the Company recorded expenses amounted to $723 and ($359) related to remeasurement of the Note and its embedded conversion feature as part of the “finance expenses” line in operations in the accompanying consolidated statement of operations for the year ended December 31, 2020.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 11 - CONVERTIBLE BRIDGE LOANS, NET (Cont.)

I.	In July 2020, the Company entered into a Securities Purchase Agreement with institutional and high net worth investors (the “July 2020 Loan Agreements” and “Lenders”, respectively), under which the Company agreed to issue to the Lenders secured promissory convertible notes in an aggregate principal amount of $1,881 (the “Convertible Note”). The Company received net cash of $1,350 (which representing 71.8% of the gross Principal Amount of the note) from the Lenders. The Convertible Note bears interest at a flat rate of 2% (the “Interest”) and have a maturity date of 6-months period after receipt of the Loans funds (the “Maturity Date”). At Maturity Date the Company may pay the lender the loan principal and accrued interest in cash or at the option of the lender in shares of the Company.

The Convertible Note may be redeemed at any time at an amount equal to 125% of the outstanding loan principal and unpaid interest. The Lenders may convert the loan principal and accrued interest by 150% of the closing bid price and will be effective for 40 days following the closing date. After the initial 40 days, the conversion price shall equal the lower of (i) 60% of the lowest VMAP trading price for the common stock as reported on the market reporting trade prices for the common stock during 11 trading days immediately prior to the conversion date (including conversion date) or (ii) 150% of the closing bid price on the closing date and (iii) 150% of the closing bid price on the effectiveness date of the Company’s registration statements registering the conversion shares.

Upon event of default as defined in the Securities Purchase Agreement, the Lenders may require the Company to redeem all or any portion of the note at the greater of default interest rate of 18% or the maximum rate permitted under applicable law (the “Event of Default Price”) together with liquidated damages of $250 plus an amount in cash equal to 1% of the Event of Default Price for each 30 day period during which redemptions fail to be made. In addition, the Lenders may convert the loan principal and accrued interest by 150% of the closing bid price and will be effective for 40 days following the closing date. After the initial 40 days, the conversion price shall equal the lower of (i) 35% of the lowest VMAP trading price for the common stock as reported on the market reporting trade prices for the common stock during 11 trading days immediately prior to the conversion date (including the conversion date), (ii) 150% of the closing bid price on the closing date and (iii) 150% of the closing bid price on the effectiveness date of the Company’s registration statements registering the conversion shares

The Lenders are also entitled to an amount of 10,513,513 warrants to purchase the same number of ordinary shares for a period of five years at an exercise price equal to $0.10 subject to certain adjustments (the “Warrant”). If at the time of exercise hereof there is no effective registration statement registering, or the prospectus contained therein is not available for the issuance of the Warrant Shares to the Lenders, then the Warrant may also be exercised, in whole or in part, at such time by means of a “cashless exercise”. In addition, the Lenders are entitled to an option to require the Company to purchase the Warrant for cash in an amount equal to their Black-Scholes Option Pricing Model value (the Black-Scholes Model), in the event that certain fundamental transactions (which some of them are not considered solely within the control of the Company) as defined in the warrant agreement, occur.

The Company also entered into a Security Agreement with one of the lenders under which the Company granted a security interest to the lender in all equipment now existing or hereafter arising or acquired (see also Note 11K).

The Company also issued the Lenders an amount of 7,333,333 shares as a commitment fee (the “Commitment Shares”) and an additional 2,000,000 shares as a diligence fee (the “Diligence Shares”) to one of the Lenders.

Upon initial recognition, the management by assistance of third-party appraiser allocated the net cash proceeds received based on the relative fair value of the Note, the shares and the detachable warrants in total amount of $1,710, $230 and $237, respectively. The amount allocated to the warrants was classified as a component of permanent equity (as their terms permit the holders to receive a fixed number of shares of common stock upon exercise for a fixed exercise price), net of any related issuance costs.

Furthermore, it was determined that the embedded conversion feature is required to be bifurcated from the host loan instrument. The embedded conversion feature was recognized in total amount of $1,708 upon initial recognition and in subsequent periods as derivative liability at fair value through profit and loss. The excess of the fair value of identified instruments over net proceeds amounted to $826 was recorded as part of the “finance expenses” line in operations in the accompanying consolidated statement of operations for the year ended December 31, 2020. In subsequent periods, the host loan instrument is accounted for using the effective interest method over the term of the loan, until its stated maturity.

The Company recorded expenses amounted to ($66) and $1,543 related to remeasurement of the embedded conversion feature and the discount amortization of the host loan instrument as part of the “finance expenses” line in operations in the accompanying consolidated statement of operations for the year ended December 31, 2020.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 11 - CONVERTIBLE BRIDGE LOANS, NET (Cont.)

J.	On August 21, 2020, the Company entered into a Securities Purchase Agreement for issuance of Convertible Promissory Note (“Note”), under which the Company received net cash of $175 (which representing 30% of the gross Principal Amount of the note) from private lender (the “Lender”).

The Note was issued with 25% original issue discount totaling $75, bears interest at a flat rate of 10% and has a maturity date of November 21, 2020 (the “Maturity Date”) on which all principal and interest is due and payable in one payment. The Company may, at its option, at any time and from time to time, prepay all or any part of the principal balance of this Note before the Maturity Date, with a penalty or premium equal to 20% of the sum of any outstanding Principal and any interest accrued as of the prepayment date.

The Lender at its sole option, may convert the outstanding Principal Amount of the Note, or any portion of the Principal Amount hereof, and any accrued interest, in whole or in part, into shares of the common stock of the Company. Any amount so converted will be converted into common stock of the Company at a price equal to the lower of (1) the closing market price on the date of closing and (2) 60% of the lowest daily volume weighted average price (“VWAP”) of the Common Stock as reported on the market during the 11 trading days immediately prior to but not including the date of conversion (“Conversion Price”). In addition, the Lender must convert any outstanding balances due under the Note within 15 days if, (a) the Company successfully uplists its common stock to trade on the Nasdaq stock exchange, and (2) there is an effective registration statement on file with the Securities and Exchange Commission that includes a registration of the common stock underlying the Note.

The Company agrees to reimburse the Lender’s certificate processing cost by adding $1.5 to the Principal for each note conversion effected by Lender.

Upon the occurrence of an Event of Default (as defined in the Note), there shall be a default charge equal to 30% of the sum of any unpaid principal plus any interest accrued as of the default date. In the event that Lender at its sole discretion elects to allow the Company to continue with repayment of the principal and interest on the Note after an Event of Default, the interest rate on the unpaid principal of the Note will be change to 18% or the highest interest rate currently allowable under Nevada law for loans of the above amount (the “Default Interest Rate”).

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 11 - CONVERTIBLE BRIDGE LOANS, NET (Cont.)

The Lender is also entitled to an amount of 8,000,000 warrants to purchase the same number of ordinary shares for a period of five years at an exercise price equal to $0.10 subject to certain adjustments (the “Warrant”).

Upon initial recognition, the management by assistance of third-party appraiser allocated the net cash proceeds received based on the relative fair value of the Note and the detachable warrants in total amount of $267 and $123, respectively. The amount allocated to the warrants was classified as a component of permanent equity (as their terms permit the holders to receive a fixed number of shares of common stock upon exercise for a fixed exercise price), net of any related issuance costs.

Furthermore, it was determined that the embedded conversion feature is required to be bifurcated from the host loan instrument. The embedded conversion feature was recognized in total amount of $266 upon initial recognition and in subsequent periods as derivative liability at fair value through profit and loss. The excess of the fair value of identified instruments over net proceeds amounted to $215 was recorded as part of the “finance expenses” line in operations in the accompanying consolidated statement of operations for the year ended December 31, 2020. In subsequent periods, the host loan instrument is accounted for using the effective interest method over the term of the loan, until its stated maturity.

As of December 31, 2020, upon the occurrence of an Event of Default in which the Note was not repaid before or at the Maturity Date (due to the Company discrete decision not to repay the loan for cash), the loan become subject to the provisions of ASC 480, “Distinguishing Liabilities and Equity” as it become an obligation that will be settled by issuance of a variable number of shares (stock settle obligation) and as such is measured at fair value through profit or loss (see also Note 2W). Consequently, the Company recorded expenses amounted to $463 and ($266) related to remeasurement of the Note and its embedded conversion feature as part of the “finance expenses” line in operations in the accompanying consolidated statement of operations for the year ended December 31, 2020.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 11 - CONVERTIBLE BRIDGE LOANS, NET (Cont.)

K.	Amendments to July 2020 Loan Agreement:

On November 4, 2020 (the “Effective Date”), the Company entered into amendment to July 2020 Loan Agreement with the one of its lenders, under which it was determined to as follows: (i) the lender consented the Company entering into the Secured Convertible Equipment Loan Agreements (see also Note 8A above); (ii) the lender subordinated its security interest in the four Liquid Handler Machines to the security interest that will be granted by the Company to the lender parties under the Secured Convertible Equipment Loan Agreements (see also Note 8H above); (iii) the lender waived the Registration Statement Events of Default (with respect to the Registration Statement Event of Default, the Company shall be granted an extension of 60 days from the Effective Date to cause the Registration Statement registering for resale the ordinary shares of the Company held by lender to be declared effective); (iv) the lender waived its rights under the most favored nation clause only with respect to the Secured Convertible Equipment Loan Agreements and only under the condition that other creditors of the Company also waive their rights under any most favored nation clauses they may be otherwise entitle to with respect to the Secured Convertible Equipment Loan Agreements and (v) the Note shall be amended as follows: (i) the Conversion Price shall in no event be greater than $0.05; (ii) an amount equal to 25% of the total outstanding amount due under the Note shall be added to the Principal amount and (iii) an additional 2.5 million warrants shall be issued in the same form as those issued pursuant to the Purchase Agreement.

The management has determined by using the assistance of third-party appraiser that the fair value of the modified loans amounted to $1,434 plus the fair value of the Third Warrant amounted to $115 are considered as substantially different from the fair value of the convertible bridge loans amounted to $1,100 prior to the exchange date. Consequently, the original convertible bridge loans were derecognized, the new loans were initially recorded at fair value as current financial liability and the Third Warrant was initially recorded at fair value as an increase of additional paid-in capital. The Company recorded an extinguishment amount of $449 as part of “Finance Expenses” line in operations in the accompanying consolidated statement of operations for the year ended December 31, 2020.

L.	On December 31, 2020 (the “Effective Date”), the Company entered into Secured Convertible Equipment Loan Agreement with a private lender (the “Lender”), under which at the Effective Date and for the purpose for purchasing two Liquid Handler Machines (the “Collateral”) to be placed in the laboratory of a Company’s client, the Company will receive from the Lender a net cash amount of $450 which is including an original issue discount at the rate of 40% valued at $300, representing a face value of $750 for the loan (the “Aggregate Loan Principal Amount”).

In addition, under the terms of the Secured Convertible Equipment Loan Agreement, the Lender will be entitled to receive a royalty at a rate of 12.5% of all amounts resulting from any diagnostic tests performed by the two liquid handler machines. During the initial payback period and up until the earlier of either (a) April 30, 2021, or (b) the aggregate loan amount is paid in full, all royalty payments made to Lender will be counted towards their loan balance. Thereafter, the royalties continue so long as the machines are in use.

Through December 31, 2020 the Aggregate Loan Principal Amount has not been received.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 11 - CONVERTIBLE BRIDGE LOANS, NET (Cont.)

The following tabular presentation reflects the reconciliation of the carrying amount of the convertible bridge loans, notes and similar instruments during the year ended December 31, 2020 and 2019:

	As of December 31,
	2020	2019
Opening balance	$3,427	$-
Plus: Net cash consideration received	2,390	-
Less: Fair value of derivative liability related to bifurcated embedded conversion feature	(2,893)	-
Less: Fair value of detachable instruments accounted for as equity component	(758)	-
Plus: Changes in terms of straight loans to convertible loans	1,185	1,796
Less: Partial conversion of convertible bridge loans into equity	(4,639)	(336)
Less: Modification of convertible bridge loans transactions	(3,375)	(355)
Plus: Amortization of discounts and accrued interest expenses	1,655	-
Plus: Change in fair value of convertible bridge loans	8,973	2,322
Closing balance	$5,965	$3,427

Commencing the initial recognition date through December 31, 2019, Principal Amount and unpaid Interest in total amount of $336 have been converted into 1,811,864 Ordinary shares. Following such partial conversion of bridge loans into ordinary shares, the exercise price of certain portion of the First Warrant has been determined as a fixed price and accordingly the applicable amount of $60 was reclassified into additional paid-in capital. See also Note 12.

During the year ended December 31, 2020, Principal Amount and unpaid Interest in total amount of $4,639 have been converted into 64,630,113 Ordinary shares. Following such partial conversion of bridge loans into ordinary shares, the exercise price of certain portion of the First Warrant has been determined as a fixed price and accordingly the applicable amount of $651 was reclassified into additional paid-in capital. See also Note 12.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 12 - DERIVATIVE WARRANTS LIABILITY

A.	Warrants granted to investors through private placement transactions

The Company allocated approximately $20, $244 and $168, for the years ended December 31, 2018, 2016 and 2015, respectively, of proceeds from its units that were issued under Private Placement transactions to the fair value of 600,000, 4,518,406 and 3,106,000 warrants issued during the years ended December 31, 2018, 2016 and 2015, respectively. These warrants were classified as financial liability because of provisions in such warrants that allow for the net cash settlement of such warrants in the event of certain fundamental transactions, as defined in the warrant agreement (some of which are not considered solely within the control of the Company). The estimated fair value of this derivative liability for such warrants as of December 31, 2020 and 2019, was $54 and $11, respectively.

B.	Warrants granted to lenders and placement agent through Convertible Bridge Loans transactions

The Company allocated approximately $205 for the year ended December 31, 2019, of proceeds from its units that were issued under convertible bridge loans transactions to the fair value of certain warrants issued during the year ended December 31, 2019 (the First Warrant as described in Note 11A). In addition, the Company has an obligation to issue warrants in total amount of $79 to the placement agent in connection with the convertible bridge loans transactions (see also Note 11A). These warrants were classified as financial liability because of provisions in such warrants that that permit the holders to receive a variable number of shares of common stock upon exercise (see also Note 2Z). The estimated fair value of derivative liability for such warrants as of December 31, 2020 and 2019, was $247 and $741, respectively.

C.	The remaining outstanding warrants and terms as of December 31, 2020 and 2019 is as follows:

Issuance date	Outstanding as of December 31, 2019	Outstanding as of December 31, 2020	Exercise Price	Exercisable as of December 31, 2020	Exercisable Through

Series (2015)	1,502,500	1,502,500	$0.5	1,502,500	April 2021
Series (2016)	375,000	375,000	$0.5	375,000	March 2022
Series (2018)	600,000	600,000	$0.125	600,000	November 2021
2019 warrants	(*)	(*)	(*)	-	(**)
	2,477,500	2,477,500		2,477,500

(*)	The number of shares to be issued upon the exercise of derivative liabilities related to warrants instruments has not been determined as such warrants provide the Lenders with 25% warrant coverage, with the warrant exercise price to be equal to the offering price in the Company’s proposed public offering, or, in the event the Loan Amount are converted into ordinary shares, the warrant exercise price will be equal to the applicable closing bid price of the Company’s shares at the time of the conversion of the Loan Amount. However, based on the share price of the Company as of December 31, 2019 and 2020, the number of the warrants would have been 20,896,789 and 3,351,586 shares, respectively.

(**)	The exercise period is three years from the date of the determination of the exercise price.

The Company uses the Black-Scholes valuation model to estimate fair value of these warrants. In using this model, the Company makes certain assumptions about risk-free interest rates, dividend yields, expected stock price volatility, expected term of the warrants and other assumptions. Expected volatility was calculated based upon historical volatility of peer companies in the same industry on weekly basis since the marketability of the Company is considered low. Risk-free interest rates are derived from the yield on U.S. Treasury debt securities. Dividend yields are based on historical dividend payments, which have been zero to date. The expected term of the warrants is based on the time to expiration of the warrants from the measurement date.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 12 - DERIVATIVE WARRANTS LIABILITY (CONT.)

D.	The following table summarizes the observable inputs used in the valuation of the derivative warrant liabilities as of December 31, 2020 and 2019:

	As of December 31, 2020			As of December 31, 2019
	Series (2015)	Series (2016)	Series (2018)	Series (2015)	Series (2016)	Series (2018)
Share price (U.S. dollars)	$0.075	$0.075	$0.075	$0.04	$0.04	$0.04
Exercise price (U.S. dollars)	$0.50	$0.50	$0.50	$0.50	$0.50	$0.125
Expected volatility	144.63%	209.19%	238.82%	109.15%	122.46%	102.92%
Risk-free interest rate	0.09%	0.09%	0.09%	1.59%	1.58%	1.58%
Dividend yield	-	-	-	-	-	-
Expected term (years)	0.35	1.21	0.88	1.35	2.21	1.88

	First Warrant
	Closing Date	As of December 31, 2019	As of December 31, 2020
Share price (U.S. dollars)	$ 0.12-$0.26	$0.04	$0.075
Exercise price (U.S. dollars)	$ 0.12-$0.26	$0.018	$0.04
Expected volatility	125.31%-129.94%	102.55%-125.71%	105.77%-113.53%
Risk-free interest rate	1.74%-2.56%	1.58%-1.62%	0.11%-0.13%
Dividend yield	-	-	-
Expected term (years)	2.38	1.96-2.99	1.50-1.91
Probability for uplisting	75%	75%	75%

	Series (2015)	Series (2016)	Series (2018)	2019 Warrant	Placement Agent Warrant	Total
Balances at December 31, 2018	$6	$3	$19	$-	$-	$28
Granted	-	-	-	205	(***) 79	284
Amount classified to equity upon determination of the exercise price (*)	-	-	-	(60)	-	(60)
Expired	-	(**)	-	-	-	(**)
Changes in fair value	(4)	-	(13)	517	-	500
Balances at December 31, 2019	$2	$3	$6	$662	$79	$752
Amount classified to equity upon determination of the exercise price (*)	-	-	-	(651)	-	(651)
Modification of convertible bridge loans transactions	-	-	-	(727)	-	(727)
Changes in fair value	9	10	24	884	-	927
Balances at December 31, 2020	$11	$13	$30	$168	$79	$301

(*)	Following the partial conversion of certain convertible bridge loans into ordinary shares (see also Note 11), the right that was granted to the lenders to receive a variable number of shares of common stock upon exercise of certain warrants has been lapsed and accordingly the applicable amount was reclassified from non-current financial liability into additional paid-in capital.

(**)	Representing amount lower than $1.

(***)	The fair value of the Placement Agent Warrant is equal to 8% of the total proceeds received by the Company from introduced investor and/or lenders by the Placement Agent (see also Note 11).

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 13 - FAIR CALUE OF BIFRUCATED CONVERTIBLE FEATURE OF CONVERTIBLE BRIDGE LOANS

A.	The Company allocated approximately $2,893 for the year ended December 31, 2020, of proceeds from its units that were issued under convertible bridge loans transactions to the fair value of the convertible feature embedded in such convertible bridge loans (see also Note 11E - Note 11J). The Company has determined that such feature requires bifurcation, as the conversion represent an obligation to issue a variable number of shares and as such the embedded conversion feature cannot be considered as indexed to the Company’s own stock. The estimated fair value of derivative liability for such convertible components as of December 31, 2020 was $2,500.

B.	The Company uses the Monte-Carlo Simulation Model to estimate fair value of this convertible component liability. In using this model, the Company makes certain assumptions about risk-free interest rates, expected stock price volatility and other assumptions. Expected volatility was calculated based upon historical volatility of peer companies in the same industry on weekly basis since the marketability of the Company is considered low. Risk-free interest rates are derived from the yield on U.S. Treasury debt securities.

C.	The following table summarizes the observable inputs used in the valuation of the convertible component liability as of the closing date and December 31, 2020:

	Closing Date	As of December 31, 2020
Share price (U.S. dollars)	$ 0.051-$0.125	$0.075
Expected volatility	95.92%-127.53%	128.3%-131.5%
Risk-free interest rate	0.10%-0.18%	0.08%-0.14%

Fair value of bifurcated conversion feature liability
Balances as of December 31, 2019	$-
Plus: Recognition at the initial date	2,893
Less: Partial conversion of convertible bridge loans into equity	(38)
Plus: Modification of convertible bridge loans transactions	213
Less: Changes in fair value	(568)
Balances as of December 31, 2020	$2,500

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 14 - COMMITMENTS AND CONTINGENT LIABILITIES

A.	Consulting Agreements

1.	Care G.B. Plus Ltd.

On December 20, 2018 (the “Effective Date”), the Company entered into Marketing and Reseller Agreement with Care G.B. Plus Ltd (“Care G.B.”) whereby the Company granted Care G.B. an exclusive right to market, distribute and resell the Company’s breast cancer screening products to customers located in and taking delivery in the State of Israel, including the Palestinian Authority (the “Product”, “Exclusivity” and “Territory”, respectively). On April 29, 2019, the Company held its Annual General Meeting of Shareholders, at which the shareholders of the Company approved inter alia the Marketing and Reseller Agreement.

Commencing the second anniversary of the Marketing and Reseller Agreement, Care G.B.’s Exclusivity is subject to Care G.B. achieving annual milestones to be set by both parties (“Annual Milestones”). If Care G.B. is not achieving at least 50% of the Annual Milestones, the Company has its own discretion either to cancel Care G.B.’s Exclusivity or terminate the Marketing and Reseller Agreement. Through December 31, 2020, the annual milestones for Care GB were not established as the Company was waiting to finish the development of the product in the Territory.

The Agreement became effective at the Effective Date and continue in effect for 5-year period from Care G.B.’s first purchase order of the Products issued to the Company (the “Initial Term”). Upon the Initial Term completion, provided that Care G.B. has achieved the Annual Milestones, the Marketing and Reseller Agreement term shall be automatically renewed for additional 5-year. Thereafter, at the end of each renewal term, the Marketing and Reseller Agreement shall renew for additional 2-year unless one of the parties provides the other party with prior written non-renewal notice.

2.	Orot Plus Ltd.

On March 28, 2019 (the “Effective Date”), the Company entered into Distribution Agreement with Orot Plus Ltd. (“Orot”) whereby the Company appointed Orot as its exclusive market generator for importing, marketing and distributing for Products as defined in the Distribution Agreement in Romania and Austria (the “Territories”).

The Distribution Agreement commenced at the Effective Date and shall be in effect for a period of four and five years from the Effective Date with respect to Romania and Austria, respectively (the “Term”). The Term will be extended automatically for an additional period of three years unless terminated by either party at the end of the Term by giving the other party termination notice in writing at least 90 days prior to the Term end.

Both parties have commercial cooperation according to the terms of the Distribution Agreement, under which Orot is committed to minimum purchase quantities of the Products according to the supply price as defined in the Distribution Agreement.

It was agreed that during the first six months of the Term (the “Preliminary Period”), Orot will set up the infrastructure for the marketing, selling and distribution of the Products in the Territories (the “Preliminary Stage”). Orot will bear all costs of the Preliminary Stage. The Company will provide Orot with the Products free of charge to be used for non-revenue producing purposes in furtherance of the Preliminary Stage. In consideration for the expenses made by Orot until the end of the Preliminary Stage, the Company shall issue to Orot Ordinary Shares of the Company of NIS 0.01 par value each, in an amount equal to the Preliminary Stage Expenses based on Preliminary Stage budget of $180 divided by the average closing price of the shares during the thirty days period immediately prior to the Effective Date (the “Issued Shares”). The Issued Shares will be issued to Orot within 14-days following the end of the Preliminary Period and will be subject to lock-up 6-months period as of the end of the Preliminary Period in accordance with the lock-up agreement terms.

In addition, in the event Orot satisfies with a minimum sales milestone of 3,000 products per month, the Company will issue to Orot on the date on which Orot achieve each respective monthly sales milestone, warrants to purchase a number of ordinary shares of the Company par value NIS 0.01 per share equal to 0.5% of the Company’s issued and outstanding shares as of the Effective Date, with the exercise price to be determined once Orot achieves its first commercial sale of the Products to an unaffiliated third party (the “First Commercial Sale Date”). The warrants’ exercise price shall be equal to 80% of the average closing sale price of the Company’s ordinary shares during the five days period immediately prior to the First Commercial Sale Date. The warrants’ exercise period shall be 24 months from their grant date. The shares issuance upon exercise of the warrants shall be subject to a lock-up period of six months as of the date of such issuance in accordance with the terms of the warrants. Through December 31, 2020, the monthly sales milestones have not been met, and as of the signing date of these consolidated financial statements their completion is not considered probable.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 14 - COMMITMENTS AND CONTINGENT LIABILITIES (CONT.)

A.	Consulting Agreements (Cont.)

2.	Orot Plus Ltd. (Cont.)

Moreover, in the event the Company satisfies with following aggregate milestones: (i) signing the Distribution Agreement and (ii) singing of a distribution agreement between the Company and Orot with respect to additional territories (i.e. Japan and Poland) (“Milestones”), Orot will issue the Company on the date in which the Company achieve each respective Milestone, warrants to purchase a number of ordinary shares of Orot, par value NIS 0.01 per share, equal to 0.5% of Orot’s issued and outstanding shares at the Effective Date. The warrants’ exercise price shall be calculated based on Orot’s valuation of $7,000. The warrants’ exercise period shall be 24 months from their grant date. Through December 31, 2020, the Milestones have not been met, and as of the signing date of these consolidated financial statements their completion is not considered probable.

The Distribution Agreement is explicitly determining that upon breach of the Distribution Agreement by the Company within the first three years following the preliminary period, Orot will be entitled to one-time termination payment as defined in the Distribution Agreement plus reimbursement of the cost.

On September 1, 2019, the Company entered into first supplement to the aforesaid Distribution Agreement with Orot, whereby it was determined that (i) the Preliminary Period will be extended until December 30, 2019 for Romania and until June 30, 2020 for Austria, (ii) the Issued Shares will be equal to the Preliminary Stage Expenses based on updated Preliminary Stage budget of $280 (instead of original amount of $180) divided by the average closing price of the shares during the thirty days period immediately prior to the Effective Date and (iii) the Term will be continue until December 31, 2025 for Romania and until December 31, 2023 for Austria.

On October 10, 2019, the Company entered into second supplement to the aforesaid Distribution Agreement with Orot, whereby it was determined that in exchange for completion of the Preliminary Stage, the Company will issue to Orot, on account of the Issued Shares, such number of ordinary shares of Orot in total amount equal to $180 divided by the lower of: (i) 20% discount on the average closing price of the shares during the 30 days period immediately prior to March 28, 2019, (ii) the average closing price of the shares during the 10 days period immediately prior to the date hereof and (iii) the lowest price per share that will apply in any equity investment (including the issuance of convertible securities) in the Company prior to the issuance of the shares under this section to Orot.

The modification to the number of Issued Shares was accounted for as an exchange of the original Issued Shares for a new Issued Shares resulting in total compensation cost equal to the grant date fair value of the Issued Shares of $180, plus incremental value of the modification amounted to $39. Consequently, during the year ended December 31, 2019, the Company recorded stock-based compensation expenses in total amount of $219 as part of “Research and Development Expenses” line in operations in the accompanying consolidated statement of operations.

On January 13, 2020, number of 3,600,000 Issued Shares have been issued, as a settlement of such obligation.

See also Note 14D3, for more information regarding lawsuit of Orot against the Company.

3.	Orion Capital Advisors, LLC

A.	On May 16, 2019 (the “Effective Date”), the Company entered into Business Development Agreement with Orion Capital Advisors, LLC (“Orion Capital”) whereby Orion Capital will provide business development service to the Company which include inter alia (i) review and advice concerning the technical design of existing and planned products or services; (ii) business development assistance including terms of possible transactions and suggestions during negotiations; (iii) sales assistance through the development of business models and sales strategy; (iv) advice regarding financing, review of proposed term sheets, capitalization planning and, where appropriate, participation in negotiations; (v) strategic consulting regarding product planning, market development, marketing and public relations; (vi) consulting on corporate structure, employee stock option structure, warrant arrangements and intellectual property planning; (vii) introductions to potential strategic partners and other alliance candidates; (viii) introductions to prospective customers for the Company’s products or services.

The Business Development Agreement term commenced on the Effective Date through August 16, 2019.

Upon execution of the Business Development Agreement, the Company issued 500,000 ordinary shares of the Company par value NIS 0.01 per share to Orion Capital and recorded stock-based compensation expenses in total amount of $115 as part of “General and Administrative Expenses” line in operations in the accompanying consolidated statement of operations for the year ended December 31, 2019, representing a price per share of $0.23 at the commitment date.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 14 - COMMITMENTS AND CONTINGENT LIABILITIES (CONT.)

A.	Consulting Agreements (Cont.)

3.	Orion Capital Advisors, LLC (Cont.)

B.	On February 10, 2020, the Company entered into new Business Development Agreement with Orion Capital whereby Orion Capital will extend the aforesaid service over a term commenced on February 10, 2020 and shall continue through August 10, 2020.

Upon execution of the new Business Development Agreement, the Company has a commitment to issue 2,500,000 restricted shares of common stock of the Company par value NIS 0.01 per share to Orion Capital and recorded stock-based compensation expenses in total amount of $100 as part of “General and Administrative Expenses” line in operations in the accompanying consolidated statement of operations for the year ended December 31, 2020, representing a price per share of $0.04 at the commitment date. On February 1, 2021, the Company issued 2,500,000 ordinary shares to Orion Capital.

4.	Udi Zelig

On November 24, 2019 (the “Effective Date”), the Company entered into CTO Consulting Agreement with Orot Plus Ltd. (the “Service Provider”), whereby the Service Provider will provide Chief Technology Officer services based on work plan focus on commercialization of breast cancer products (the “CTO Services”) by Mr. Udi Zelig (the “Consultant”) on behalf of the Service Provider.

In consideration for the Service Provider’s performance of the CTO Services, the Company will issue to the Service Provider ordinary shares of the Company valued at two times the monthly agreed upon value (excluding VAT) of the CTO Services which is NIS 13,000 (the “CTO Fee”). The shares will be subject to a lock-up period of six months as of their issuance. In addition, the Company will cover the pre-approved business expenses to the Service Provider and the Consultant in the performance of the CTO Services.

The CTO Consulting Agreement commenced on the Effective Date and continue in effect until terminated.

During the years ended December 31, 2020 and 2019, the Company recorded stock-based compensation expenses in total amount of $60 and $12, respectively, as part of “Research and Development expenses” line in operations in the accompanying consolidated statement of operations which reflects the CTO Services provided by the Consultant. During the year ended December 31, 2020, the Company issued 1,599,499 ordinary shares of the Company par value NIS 0.01 per share as compensation for the CTO Services.

5.	Steeltown Consulting Group, LLC

On March 28, 2019, the Company entered into Business Development Agreement with Steeltown Consulting Group, LLC (the “Consultant”) whereby the Consultant will provide business development service as defined in the Agreement. In exchange the Company shall issue to the Consultant number of 500,000 ordinary shares of the Company par value NIS 0.01 per share.

The term of the Business Development Agreement commenced on March 28, 2019 through 6-month period.

During the year ended December 31, 2019, the Company recorded stock-based compensation expenses in total amount of $70 as part of “General and Administrative Expenses” line in the accompanying consolidated statement of operations to reflect the issuance of the above 500,000 ordinary shares of NIS 0.01 par value, representing a price per share of $0.14 at the commitment date.

6.	Al and J Media Inc.

A.	On March 28, 2019, the Company entered into Media Advertising Agreement with Al and J Media Inc. (the “Al and J”) whereby the Al and J will introduce the Company to potential sources of media, marketing agreements and/or other strategic alliances which may benefit the Company in the performance of implementing its business plans, including but not limited to radio and television media spots; various media publications; and internet podcasts (the “Service”). In consideration for perform of such Services, the Company agreed to pay the Consultant an amount of $145 in cash and issuance of 3,000,000 restricted ordinary shares according to payments schedule as defined in the Media Advertising Agreement.

The Media Advertising Agreement term commenced on March 28, 2019 and continue through Service completion.

During the year ended December 31, 2019, the Company recorded marketing expenses in total amount of $565, an amount of $420 out of which was recorded as stock-based compensation expenses in exchange for issuance of 3,000,000 ordinary shares of NIS 0.01 par value, representing a price per share of $0.14 at the commitment date.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 14 - COMMITMENTS AND CONTINGENT LIABILITIES (CONT.)

A.	Consulting Agreements (Cont.)

6.	Al and J Media Inc. (Cont.)

B.	On June 5, 2020, the Company entered into Media Advertising Agreement with Al and J Media Inc. (the “Al and J”) whereby the Al and J will introduce the Company to potential sources of media, marketing agreements and/or other strategic alliances which may benefit the Company in the performance of implementing its business plans, including but not limited to radio and television media spots; various media publications; and internet podcasts (the “Service”). In consideration for perform of such Services, the Company agreed to pay Al and J per invoice-based and to issue 3,000,000 restricted ordinary shares upon execution of the Media Advertising Agreement.

The Media Advertising Agreement term commenced on June 5, 2020 and will continue until completion which is generally expected to be 180 days through Service completion. The Media Advertising Agreement will automatically renew every 180 days unless the Company provides written notice prior to the end of the then current 180 term.

During the year ended December 31, 2020, the Company recorded expenses in total amount of $360 ($180 out of which related to stock-based compensation expenses which representing a price per share of $0.06 at the commitment date) as part of “Sales and Marketing Expenses” line in operations in the accompanying consolidated statement of operations.

On March 15, 2021, the Company issued 3,000,000 ordinary shares to Al and J.

7.	First Choice International Company, Inc.

A.	On September 24, 2019, the Company entered into Consulting Agreement with First Choice International Company, Inc. (the “First Choice”) whereby First Choice provided consulting services to the Company that include (i) assist the Company with its plans to expand its business; and (ii) furnish additional ongoing management and business consulting services aimed at enhancing Company’s opportunities. In exchange the Company issued to the Consultant an amount equal to 500,000 shares of restricted common stock. Consequently, during the year ended December 31, 2019, the Company recorded stock-based compensation expenses in total amount of $50 as part of “General and Administrative Expenses” line in operations in the accompanying consolidated statement of operations in exchange for issuance of 500,000 ordinary shares of NIS 0.01 par value, representing a price per share of $0.10 at the commitment date.

In addition, it was determined that upon achievement of certain milestones (the “Performance Milestones”) an additional 1,000,000 shares of restricted common stock will be issued. As the Performance Milestones was achieved in January 2020, the Company’s management determined the likelihood for consummation of the Performance Milestones as of December 31, 2019 was probable. Consequently, during the year ended December 31, 2019, the Company recorded as additional stock-based compensation expenses in total amount of $100 as part of “General and Administrative Expenses” line in operations in the accompanying consolidated statement of operations to reflect the consummation of the Performance Milestone, representing a price per share of $0.10 at the commitment date.

B.	On February 6, 2020, the Company and First Choice entered into first amendment of the Consulting Agreement under which it was agreed that the Term of the Consulting Agreement was extended until and including June 30, 2020 (the “Expected Term”) and the Company shall immediately and irrevocably issue to Consultant 1,000,000 shares of common stock (the “Additional Shares”) and the Consultant shall continue to perform services including the additional services related to the expansion and addition of business lines during the Expanded Term.

On February 6, 2020, the Company issued the Additional Shares to First Choice and recorded stock-based compensation expenses in total amount of $30 as part of “General and Administrative Expenses” line in operations in the accompanying consolidated statement of operations, representing a price per share of $0.3 at the commitment date.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 14 - COMMITMENTS AND CONTINGENT LIABILITIES (CONT.)

8.	Financial Buzz Media Networks LLC

A.	On December 2, 2019, the Company entered into PR and Media Service Provider Agreement with Financial Buzz Media Networks LLC (the “Financial Buzz”), whereby media and PR marketing services which including, but are not limited to implementation of an PR and financial media marketing strategy (the “Media Service”), will be provided by Financial Buzz. In consideration for the Media Services, the Company shall issue a total of 5,000,000 fully vested Ordinary Shares of NIS 0.01 par value to Financial Buzz upon execution of the PR and Media Service Provider Agreement. The fair value of these shares amounted to $750, representing a price per share of $0.15 at the commitment date.

The PR and Media Service Provider Agreement term is for a period of 4 months.

B.	On June 8, 2020, the Company entered into new PR and Media Service Provider Agreement with Financial Buzz, whereby the aforesaid media and PR marketing services will be extended over a period of 6 months commenced on June 8, 2020. In consideration for the Media Services, the Company shall issue a total of 5,000,000 fully vested Ordinary Shares of NIS 0.01 par value to Financial Buzz upon execution of the PR and Media Service Provider Agreement. The fair value of these shares amounted to $450, representing a price per share of $0.19 at the commitment date.

During the year ended December 31, 2020, the Company has an obligation to issue the aforesaid 10,000,000 shares under both agreements as the services have been rendered by Financial Buzz in 2020. Consequently, the Company recorded stock-based compensation expenses in total amount of $1,200 as part of “Sales and Marketing Expenses” line in operations in the accompanying consolidated statement of operations, representing a price per share of $0.12 at the commitment date. On May 27, 2020 and February 1, 2021, the Company issued 2,500,000 and 5,000,000 ordinary shares to Financial Buzz, respectively.

9.	3D Biomedicine Science and Technology Co. Limited

On March 16, 2020 (the “Effective Date”), Todos Medical USA entered into Distribution Agreement with 3D Biomedicine Science and Technology Co. Limited (“3DMed”), whereby at the Effective Date 3DMed appointed Todos Medical USA as its non-exclusive agent for importing, marketing and distributing of the 3DMed’s products which include physician kits, lab kits and any other kits that may be used in the process of analyzing and diagnostic swab samples (the “Products”) in specific countries (the “Territories”). The Distribution Agreement shall be in effect for a period of one year from the Effective Date (the “Term”) and will be extending automatically for an additional period of three years unless terminated by either party at the end of the Term by giving the other party termination notice in writing at least 90 days prior to the Term end.

At the initial of the Distribution Agreement, the Company will validate the performance of the Products provided by 3DMed (the “Validation Stage”). If the Validation Stage result will be accepted by the Company, both parties will have further commercial cooperation according to the terms of the Distribution Agreement, under which the Company will be committed to minimum purchase quantities of the Products according to the supply price as defined in the Distribution Agreement.

In consideration for the reduced supply price that the Company will be entitled to under the Distribution Agreement, the Company will issue to 3DMed restricted ordinary shares at the end of the Validation Stage upon successful completion of the Validation based on value of $250 according to the share price as of March 13, 2020. As of December 31, 2020 and as of the signing date of these consolidated financial statements, the Validation Stage is still in progress and the Company has its own discretion to stop the commercial cooperation with 3DMed.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 14 - COMMITMENTS AND CONTINGENT LIABILITIES (CONT.)

10.	Provista Diagnostics, Inc.

On April 2, 2020 (the “Effective Date”), the Company entered into Consulting Agreement with Provista Diagnostics, Inc. (“Provista”), whereby at Provista will be responsible for test validation and commercialization activities related to the distribution and sample processing of COVID-19 tests. This will include ensuring that all CLIA/CAP and FDA requirements are met prior to commencement of commercial activities. The Company will be responsible for covering all costs and expenses related to these activities. In addition, the Company will pay a monthly amount of $50 during the entire term of the Consulting Agreement.

The Consulting Agreement is contingent upon the Company exercising the Call Option Extension pursuant to the Option Agreement (see also Note 14C7). The services under the Consulting Agreement will commence on April 1, 2020 and will continue until the earlier to occur of: (i) April 1, 2021, or (ii) earlier termination.

During the year ended December 31, 2020, the Company recorded expenses in total amount of $1,092 as part of “Research and Development Expenses” line in operations in the accompanying consolidated statement of operations.

11.	Andrew Blumenthal

On May 23, 2020, the Company entered into Consulting Agreement with Andrew Blumenthal (“Andrew”) whereby Andrew will provide service to the Company in connection with entering into contracts with third parties for sales and or sub distribution agreements whereby Company will provide testing and treatment products related to COVID-19 (the “Service”). For fulfillment of Andrew’s duties under the Consulting Agreement, Andrew will receive compensation as follows:

A.	Monthly retainer of $15 beginning upon execution of Consulting Agreement (the “Monthly Retainer”).

B.	Issuance of 2,500,000 ordinary shares of the Company par value NIS 0.01 per share which will be vested over a period of nine months as follows:

	1.	900,000 vested in 100,000 monthly increments over nine months commencing with the execution of the Consulting Agreement.

	2.	400,000 for each contract that delivers over $1,000 in gross profits, up to 4 contracts.

C.	25% of net revenues (gross sales price less the acquisitions cost excluding financing and operational expenses) from any product sale in which Andrew is the introducing representative (the “Commission Fee”). The Company’s Commission Fee shall be remained as long as the Company sell product to a representative sourced by Andrew, regardless of whether the Consulting Agreement has been terminated.

D.	For every month that Andrew is engaged with the Company, up to maximum of 6-months period, Andrew shall be granted one month of severance consulting fee posts termination equal to Monthly Retainer.

The Consulting Agreement term commenced on May 6, 2020 and will continue until the earlier to occur of: (i) March 25, 2021, or (ii) termination as described in the Consulting Agreement.

During the year ended December 31, 2020, the Company recorded expenses in total amount of $159 ($47 out of which related to stock-based compensation expenses which representing a price per share of $0.067 at the commitment date) as part of “Sales and Marketing Expenses” line in operations in the accompanying consolidated statement of operations. During the year ended December 31, 2020, the Company has not recorded expenses with respect to the aforesaid Commission Fee.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 14 - COMMITMENTS AND CONTINGENT LIABILITIES (CONT.)

A.	Consulting Agreements (Cont.)

12.	Singh Global LLC

On May 23, 2020, the Company entered into Consulting Agreement with Singh Global LLC (“Singh”) whereby Singh will provide service to the Company in connection with entering into contracts with third parties for sales and or sub distribution agreements whereby the Company will provide Testing and Treatment products related to COVID-19 (the “Service”). For fulfillment of its duties under the Consulting Agreement, Singh will receive compensation as follows:

A.	Monthly retainer of $15 beginning upon execution of Consulting Agreement (the “Monthly Retainer”).

B.	Issuance of 2,500,000 ordinary shares of the Company par value NIS 0.01 per share which will be vested over a period of nine months as follows:

	1.	900,000 vested in 100,000 monthly increments over nine months commencing with the execution of the Consulting Agreement.

	2.	400,000 for each contract that delivers over $1,000 in gross profits, up to 4 contracts.

C.	25% of net revenues (gross sales price less the acquisitions cost excluding financing and operational expenses) from any product sale in which Andrew is the introducing representative (the “Commission Fee”). The Company’s Commission Fee shall be remained as long as the Company sell product to a representative sourced by Andrew, regardless of whether the Consulting Agreement has been terminated.

The Consulting Agreement term commenced on May 6, 2020 and will continue until the earlier to occur of: (i) March 25, 2021, or (ii) termination as described in the Consulting Agreement.

During the year ended December 31, 2020, the Company recorded expenses in total amount of $139 ($49 out of which related to stock-based compensation expenses which representing a price per share of $0.07 at the commitment date) as part of “Sales and Marketing Expenses” line in operations in the accompanying consolidated statement of operations. During the year ended December 31, 2020, the Company has not recorded expenses with respect to the aforesaid Commission Fee.

13.	Priyanka Misra

On June 22, 2020, the Company entered into Consulting Agreement with Priyanka Misra (“Priyanka”) whereby Priyanka will provide service to the Company which include inter alia (i) implementing salesforce and sale surveillance strategies; (ii) develop and implement a methodology to track sales and strategic relationship opportunities; (iii) investor relations (the “Service”). For fulfillment of its duties under the Consulting Agreement, Priyanka will receive compensation as follows:

A.	Monthly draw of $15 beginning upon execution of Consulting Agreement (the “Monthly Draw”).

B.	25% of monthly operating profits generated by all sales representatives working under Priyanka, to be calculated as the value of gross sales received minus cost of goods sold (including shipping, accounting and bookkeeping expenses and sales commission paid to Expansion’s sales force, less the Monthly Draw (the “Commission Fee”).

C.	Issuance of 1,250,000 ordinary shares of the Company par value NIS 0.01 per share which will be vested over a period of six months as follows:

1.	250,000 vested upon completion of salesforce implementation or equipment CRM.

2.	250,000 for each contract that delivers over $1,000 in gross profits, up to 4 contracts.

(together referring herein as “Performance Condition”).

The Consulting Agreement term commenced on June 22, 2020 and will continue until the earlier to occur of: (i) June 23, 2021, or (ii) termination as described in the Consulting Agreement.

During the year ended December 31, 2020, the Company recorded expenses in total amount of $104 ($14 out of which related to stock-based compensation expenses in connection with the Performance Condition related to completion of salesforce implementation or equipment CRM, which representing a price per share of $0.057 at the commitment date) as part of “Sales and Marketing Expenses” line in operations in the accompanying consolidated statement of operations. During the year ended December 31, 2020, the Company has not recorded expenses with respect to the aforesaid Commission Fee and the Performance Condition in connection with deliver contracts.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 14 - COMMITMENTS AND CONTINGENT LIABILITIES (CONT.)

A.	Consulting Agreements (Cont.)

14.	CN Capital LLC

On June 23, 2020, the Company entered into Consulting Agreement with CN Capital LLC (“CN Capital”) whereby CN Capital will provide service to the Company in connection with implementing salesforce and sales surveillance strategies and implementing personal protective equipment sales pipelines management (the “Service”). For fulfillment of its duties under the Consulting Agreement, CN Capital will receive compensation as follows:

A.	Monthly retainer of $10 beginning upon execution of Consulting Agreement (the “Monthly Retainer”).

B.	Issuance of 1,000,000 fully vested ordinary shares of the Company par value NIS 0.01 per share.

C.	3% of gross profit PPE sales (the “Commission Fee”).

The Consulting Agreement term commenced on June 23, 2020 and will continue until the earlier to occur of: (i) June 24, 2021, or (ii) termination as described in the Consulting Agreement.

During the year ended December 31, 2020, the Company recorded expenses in total amount of $67 ($27 out of which related to stock-based compensation expenses which representing a price per share of $0.054 at the commitment date) as part of “Sales and Marketing Expenses” line in operations in the accompanying consolidated statement of operations. During the year ended December 31, 2020, the Company has not recorded expenses with respect to the aforesaid Commission Fee.

On February 17, 2021, the Company issued 1,000,000 ordinary shares to CN Capital.

15.	Leomics Associates

On July 23, 2020, the Company entered into Consulting Agreement with Leomics Associates (“Leomics”) whereby Leomics will provide worldwide service to the Company which include inter alia (i) identify and introduce to the Company potential US customers for its CLIA lab services in Atlanta; (ii) working as development business agent targeting the US and global market to bring clients for Covid related products; (iii) provide guidance and assistance with the clinical validation, reimbursement, and market penetration of the Company’s current pipeline of products in Breast Cancer and Alzheimer’s contribute to development and optimization of all marketing materials; (iv) provide the Company with a strategic development plan focused in corporate growth; (v) assistance in raising funds (the “Service”). For fulfillment of its duties under the Consulting Agreement, Leomics will receive compensation as follows:

A.	Annual fee amount of $250 which will be payable in 12 equals installments.

B.	Additional expenses of $25 which is due at signing of the Consulting Agreement.

C.	Issuance of 1,000,000 fully vested ordinary shares of the Company par value NIS 0.01 per share within 5 days of the execution of the Consulting Agreement.

D.	Travel related expenses, when applicable.

The Consulting Agreement term commenced on June 22, 2020 and will continue until the earlier to occur of: (i) July 23, 2021, or (ii) termination as described in the Consulting Agreement.

During the year ended December 31, 2020, the Company recorded expenses in total amount of $173 ($44 out of which related to stock-based compensation expenses which representing a price per share of $0.095 at the commitment date) as part of “General and Administrative Expenses” line in operations in the accompanying consolidated statement of operations.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 14 - COMMITMENTS AND CONTINGENT LIABILITIES (CONT.)

A.	Consulting Agreements (Cont.)

16.	Expansion Medical LLC

On August 25, 2020, the Company entered into Consulting Agreement with Expansion Medical LLC (“Expansion”), who has a sales force with an expertise in selling diagnostic equipment, repairing diagnostic equipment and selling diagnostic tests to existing medical laboratories (“Representative”), whereby Expansion will provide worldwide service to the Company which include inter alia (i) procuring and managing a salesforce to external laboratories, managing sales processes to external laboratories; (ii) managing of the sales processes; (iii) assistance in gaining regulatory approval in international markets; (iv) contribute to development and optimization of all marketing materials; (v) coordinate engineering repairs to Corona Diagnostic, LLC products to be performed by the Company; (vi) assistance in installation of Corona Diagnostic, LLC equipment to be performed by the Company; (vii) assistance with respect to the service maintenance and repairs of Corona Diagnostic, LLC equipment (the “Service”). For fulfillment of its duties under the Consulting Agreement, Expansion will receive compensation as follows:

A.	Non-refundable monthly draw of $50 per month for 4 months beginning upon the execution of Consulting Agreement (the “Monthly Draw”).

B.	30% of monthly operating profits generated by all sales representatives working under Expansion, to be calculated as the value of gross sales received minus cost of goods sold (including shipping, accounting and bookkeeping expenses and sales commission paid to Expansion’s sales force, less the Monthly Draw. In addition, representative is entitled to additional 10% override based on commission as described in the Consulting Agreement for each member of Representative sales ream they refer to the Company or Consultant. Moreover, each month the Representative shall receive a fixed commission per unit commission as described in the Consulting Agreement for laboratory supplies (together referring herein as “Commission Fees”).

C.	Upon reaching a cumulative net sales milestone (gross sales generated by Expansion minus shipping and promotional discounts) ranged between $5,000 to $500,000, an amount of stock options ranged between 75,000 up to 2,000,000 based on the closing price of the Company upon execution date of the Consulting Agreement and cash bonus ranged between $400 up to $6,000 (the “Performance Condition”).

D.	Monthly bonus which is equals of 5% of monthly net sales (value of gross sales minus shipping and taxes) generated in a country in which regulatory approval was gained by the direct efforts of Expansion having access to the government and / or regulatory affairs (the “Bonus Fee”).

The Consulting Agreement term commenced on the Consulting Agreement execution date until termination.

During the year ended December 31, 2020, the Company recorded expenses in total amount of $112 as part of “Sales and Marketing Expenses” line in operations in the accompanying consolidated statement of operations. During the year ended December 31, 2020. The Company has not recorded expenses with respect to the aforesaid Commission Fees, Performance Condition and Bonus Fee.

17.	AID Genomics

On September 15, 2020, one of the Company’s U.S. subsidiary, Corona Diagnostic, entered into Memorandum of Understanding (MOU) with AID Genomics (“AID”) in order to establish the basis for a partnership under which Corona Diagnostic and AID will utilize complimentary services for the purpose of providing advanced PCR testing solutions for SAR-nCO V-2. The MOU shall be an exclusive agreement whereby the below alternatives have been agreed:

A.	AID will assist Corona Diagnostic with financing CAPEX for equipment including liquid handlers and PCR in exchange for 50% of gross profit of selling of test kits by Corona Diagnostic; or

B.	AID will be the implementation partner where Corona Diagnostic will finance the liquid handlers in exchange for 33% of gross profit of selling of test kits by Corona Diagnostic.

During the year ended December 31, 2020, the Company has no obligation towards AID based on the above MOU.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 14 - COMMITMENTS AND CONTINGENT LIABILITIES (CONT.)

B.	Finder Fee Agreements

1.	AS Iber Israel Ltd.

On February 11, 2020 (the “Effective Date”), the Company entered into engagement agreement with AS Iber Israel Ltd (“AS Iber Israel”) whereby AS Iber Israel will render services to the Company concerning (i) equity financing transactions, (ii) debt financing transactions, (iii) one or more business relationships and/or (iv) one or more mergers, acquisitions, strategic alliances and/or joint ventures partners as may be acceptable to and as may be required by the Company (the “Services”) in exchange of the following considerations:

A.	Success fee equal in amount to 10% plus VAT of the total value of the benefit, monetary or otherwise derived by the Company shall be earned in connection with any other activities as defined in the engagement agreement, plus 10% in share at the same value of the investment.

B.	Success fee equal in amount to 7% plus VAT of the total of any success fee earned in connection with any pre and/or post IPO and/or M&A activity whether directly arranged by AS Iber Israel and/or by any registered dealer introduced to the Company by AS Iber Israel who will be entitled to earn this fee in connection with any transaction that is either completed and/or initiated by the registered dealer for a period of 24 months after the initial introduction.

The Engagement Agreement remains in effect for a period of 24 months following the Effective Date.

During the year December 31, 2020, the Company has no obligation for finder fee payment under the aforesaid engagement agreement with AS Iber Israel.

2.	Dawson James Securities

On April 6, 2020 (the “Effective Date”), the Company entered into an engagement agreement with Dawson James Securities (“Dawson”) to act as lead or managing placement agent on a best efforts basis in connection with any public or private offering or other financing or capital-raising transaction of any kind (“Tail Financing”) to the extent that such financing or capital is provided to the Company by investors whom Dawson had introduced to the Company during a period of 60 days commencing the Effective Date (the “Engagement Period”) if such Tail Financing is consummated at any time during the Engagement Period or within the 12-month period following the expiration or termination of Agreement or the completion of the offering (the “Tail Period”). If the offering is completed, for a period of 12 months from the offering date, the Company grants Dawson the right of first refusal to act as lead managing underwriter or book runner, or as lead placement agent, for any and all future equity, equity-linked or debt (excluding commercial bank debt) offerings during such period, of the Company, or any successor to or any subsidiary of the Company.

In consideration for the services to be rendered by Dawson, the Company will pay to Dawson a placement agent fee of 8% of the gross proceeds received in the Offering; provided that such fee will be reduced to 7% for investors introduced to Dawson by the Company. As additional compensation for Dawson’s services, the Company shall issue to Dawson or its designees at the closing of the offering (“Closing”) warrants (the “Placement Agent’s Warrants”) to purchase that number of Securities equal to 5% of the aggregate number of securities sold in the offering. The Placement Agent’s Warrants will be exercisable at any time and from time to time, in whole or in part, during the five-year period commencing six months from the closing of the offering, at a price per share equal to 125% of the price per Security issued in the offering. The Placement Agent’s Warrant will provide for a cashless exercise provision, registration rights (including a one-time demand registration right and unlimited piggyback rights) and customary anti-dilution provisions (for stock dividends and splits and recapitalizations).

During the year December 31, 2020, the Company has no obligation for finder fee payment under the aforesaid engagement agreement with Dawson.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 14 - COMMITMENTS AND CONTINGENT LIABILITIES (CONT.)

B.	Finder Fee Agreements (Cont.)

3.	Zegal and Ross Capital LLC

On June 15, 2020, the Company entered into Consulting Agreement with Zegal and Ross Capital LLC (“Zegal and Ross”) whereby Zegal and Ross will provide non-exclusive service to the Company in connection with advising with respect to strategic planning, acquisitions and general business activities (the “Service”). For fulfillment its duties under the Consulting Agreement, Zegal and Ross will receive compensation as follows:

A.	One-time fee of $15 in cash.

B.	Issuance of restricted ordinary shares of the Company equals to value of $200 as follows:

1.	Number of shares equals to $100 were fully vested upon execution of the Consulting Agreement as finder fee for bringing joint venture agreement with NLC Parma Ltd. in which Antigen COVID Test Killer has been formed. Such amount was capitalized and recorded as part of investment in affiliated entity accounted for under equity method. See also Note 4B.

2.	Number of shares equals to $100 will be vested throughout the service period commencing the execution of the Consulting Agreement through December 31, 2020.

The Consulting Agreement term commenced on June 15, 2020 and will continue until the earlier to occur of: (i) December 31, 2020, or (ii) termination as described in the Consulting Agreement.

During the year ended December 31, 2020, the Company recorded expenses in total amount of $115 ($100 out of which related to stock-based compensation expenses which representing a price per share of $0.46 at the commitment date) as part of “General and Administrative Expenses” line in operations in the accompanying consolidated statement of operations.

4.	Buckman, Buckman and Reid Inc.

On October 6, 2020 (the “Effective Date”), the Company entered into finder fee agreement with Buckman, Buckman and Reid Inc (“Buckman and Reid”) whereby Buckman and Reid will render services as non-exclusive finder fee to the Company concerning equity and/or debt financing transactions in exchange of the following considerations:

A.	Success fee in cash equal at a rate of 8% plus VAT of the total consideration received by the Company from introduced party of equity transaction, plus 8% in restricted share at the same transaction value.

B.	Success fee in cash equal at a rate of 4% plus VAT of the total consideration received by the Company from introduced party of debt transaction.

C.	Success fee in cash equal at a rate of 2% plus VAT of the total consideration received by the Company from introduced party as royalties, license fees or similar payments as result of any commercial agreement entered into by the Company and the introduced party.

D.	Upon execution of the finder fee agreement, the Company shall issue 1,000,000 ordinary shares of the Company, fully paid for services previously rendered in connection with unsuccessful merger of the Company with a SPAC company listed on Nasdaq (SPAC) during December 2020. On October 19, 2020, the 1,000,000 ordinary shares have been issued by the Company.

E.	Reimbursement for reasonable travel and lodging expenses as determined in the finder fee agreement.

The finder fee agreement remains in effect for a period of 6 months following the Effective Date and shall continue unless terminated by either party up to 30 days prior to the end of the term.

In exchange for the shares issued by the Company to Buckman and Reid with respect to unsuccessful merger of the Company with the SPAC, during the year ended December 31, 2020, the Company incurred non-cash expenses in total aggregate amount of $80 as part of “General and Administrative Expenses” line in operations in the accompanying consolidated statement of operations, representing a price per share of $0.08 at the commitment date.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 14 - COMMITMENTS AND CONTINGENT LIABILITIES (CONT.)

B.	Finder Fee Agreements (Cont.)

5.	Aslano Private Limited

On October 7, 2020, the Company entered into consulting agreement with Aslano Private Limited (“Aslano”) whereby the Company engages Aslano as its representative for the purpose of sell-side advisory and support, including the introducing, for the purchase of all or part of the shares or assets of a business and/or entities and their related/affiliated entities/businesses (known as the “Prospective Business” of the Client) only to the Potential Buyer or Investor or Financing Party, as introduced by Aslano. Aslano will also advise the Company on the sell-side strategy and approach to be adopted, exit-path and the positioning to maximize the objectives of the Company.

For any Potential Buyer or Investor or Financing Party prospected by Aslano under the consulting agreement whose identities were disclosed to Client by Aslano during the term of the consulting agreement and with whom one or more transactions with Potential Buyer or Investor or Financing Party concluded by Client, Aslano shall receive a success fee equal to 8% of the gross amount paid by the Potential Buyer or Investor or Financing Party to Client and/or into the Prospective Business.

In the event of a stock swap with a potential investor introduced by Aslano, Aslano shall receive a success fee from the Company in the form of the Company’s common shares rank pari passu with existing common shares, equivalent to 8% of the total stock swap deal quantum, at the same valuation and terms as the potential stock swap investor.

The consulting agreement shall be effective upon signatory and shall remain effective for a period of 24 months from the date of signatory.

During the year December 31, 2020, the Company has no obligation for finder fee payment under the aforesaid consulting agreement with Aslano. See also Note 24A.

6.	Mark Zegal

On November 4, 2020, the Company entered into advisors agreement with Mark Zegal (“Mark”) whereby Mark will identify, negotiate and secure equipment funding arrangements for machines as may be required and acceptable by the Company in exchange of success fee in cash equal at a rate of 2.5% plus VAT of the total value of the net profits received from the financed equipment purchased with the funds received from introduced party of Mark which shall begin 120 days post equipment financing.

During the year December 31, 2020, the Company has no obligation for finder fee payment under the aforesaid advisors agreement with Mark.

7.	Yeshivat Orot Hateshuva Ltd.

On November 4, 2020, the Company entered into advisors agreement with Yeshivat Orot Hateshuva Ltd (“Yeshivat”) whereby Yeshivat will identify, negotiate and secure equipment funding arrangements for machines as may be required and acceptable by the Company in exchange of success fee in cash equal at a rate of 12.5% plus VAT of the total value of the net profits received from the financed equipment purchased with the funds received from introduced party of Yeshivat which shall begin 120 days post equipment financing.

During the year December 31, 2020, the Company has no obligation for finder fee payment under the aforesaid advisors agreement with Yeshivat.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 14 - COMMITMENTS AND CONTINGENT LIABILITIES (CONT.)

C.	Other Commitments

1.	B.G. Negev Technologies and Applications Ltd. and Mor Research Applications Ltd.

At inception date, the Company entered into a License Agreement (“Agreement”) with B.G. Negev Technologies and Applications Ltd (a wholly owned subsidiary of Ben Gurion University - Israel) and Mor Research Applications Ltd. (a wholly owned subsidiary of Clalit Medical Services - Israel) (“Licensors”) in which the Company obtained an exclusive world-wide license to develop, research, commercialize, produce, market and sub-license, products based on the Licensors’ technology. The Company’s technology is built on this license which is therefore material to the Company. According to the Agreement, future royalties would be paid to the licensors based on the following royalty rates:

On net sales of:	%
● leukemia related products	3.0
● other products	2.5
● in certain limited circumstances, rates may be reduced to	2.0

On fixed sublicense income (with no sublicense income on sales by sub licensee):	%
● leukemia related products	20.0
● other products	15.0

On fixed sublicense income (with sublicense income on sales by sub licensee):	%
● leukemia related products	10.0
● other products	7.5

Without any connection to the Company’s sales, the Company is required to pay minimum royalties to the Licensors according to the following schedule (subject to the termination clause described below):

A.	Year 2015 - $10

B.	Year 2016 - $25

C.	Year 2017 and thereafter - $50 per year.

In any specific year, the total royalties payable to the Licensors shall be the higher of:

A.	the regular royalties based on the royalty rates as described above and

B.	the minimum royalties.

The minimum royalties will be paid to the Licensors regardless of whether the Company succeeds in generating revenues from sales of the products arising from the usage of the Licensors’ technology.

The Agreement term is unlimited, but each party is entitled to terminate the Agreement as a result of material breach or failure to comply with material term by the other party, as a result of liquidation or insolvency of the other party (“Termination for Cause”). In addition, the Company was entitled to terminate the Agreement if during a period of 7-years following the transaction effective date, the Company, at its sole discretion, determined that commercialization of the leukemia licensed products is not commercially viable. After such period, the Company is not entitled to terminate the Agreement other than in accordance with the Termination for Cause provisions. As of December 31, 2020, the Company did not reach a determination regarding viability of commercialization of the leukemia licensed products. However, since the 7-year period ended prior to December 31, 2020, the Company may not terminate the agreement other than Termination for Cause.

As of December 31, 2019, the Company has accrued an amount of the non-cancellable minimum royalties and the future liability with respect to commitment to pay minimum royalties to the Licensors for any future periods in a total amount of $423 of which $235 was considered as current liability and $188 was considered as non-current liability. The balance was measured based on future cash payments discounted using an interest rate of 21% which represented the applicable rate of risk for the Company, according to management estimate.

On May 20, 2020, the Company entered into Amendment No. 3 to the Agreement pursuant to the Company paid the Licensors an amount of $250 which representing an aggregate annual minimum royalty in respect of the years 2015 through 2020. All other Agreement terms regarding the annual minimum royalties were remained unchanged. Consequently, as of December 31, 2020, the Company has accrued an amount of the non-cancellable minimum royalties and the future liability with respect to commitment to pay minimum royalties to the Licensors for any future periods in a total amount of $476 of which $291 was considered as current liability and $185 was considered as non-current liability.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 14 - COMMITMENTS AND CONTINGENT LIABILITIES (CONT.)

C.	Other Commitments (Cont.)

2.	University of Leipzig License Agreement

On November 7, 2018, Amarantus entered into an amended license agreement with the University of Leipzig (the “Leipzig License Agreement”) whereby the University of Leipzig granted Amarantus an exclusive license to the University of Leipzig’s patent that underlies the Lympro Test. As part of the Amarantus transaction (see also Note 3A), Amarantus assigned the Leipzig License Agreement to our subsidiary, Breakthrough.

Under the Leipzig License Agreement, the licensee is required to pay the University of Leipzig the following fees and royalties:

A.	A license issuance fee of $80 as partial reimbursement of patent expenses related to the patent rights;

B.	An annual royalty of $35 on the first and second anniversary of the effective date of the Leipzig License Agreement, and an annual royalty of $15 on each subsequent anniversary of the effective date;

C.	The following milestone payments:

1.	$75 on first commercial sale of a licensed product;

2.	$150 on obtaining first FDA approval for a licensed product; and

3.	$150 upon reaching $5,000 in cumulative net sales;

D.	The annual royalty and milestone payments will be treated as an advance on royalty payments due from sales, and after the royalties from sales equal the aggregate annual royalty and the milestone payments made, a royalty of 3% of net sales, provided that with regard to each country in which a licensed product is sold, after seven years, the royalty will be reduced to 2% of net sales; and

E.	10% of non-royalty sub-licensing income.

During the year ended December 31, 2020, the Company recorded amortization expenses amounted to $170 as part of “Research and Development Expenses” line in operations in the accompanying consolidated statement of operations.

3.	Care GB Plus Ltd.

On November 25, 2020, the Company entered into an agreement with CARE GB Plus Ltd for office space leasing in Rehovot, Israel for a monthly consideration of NIS500. The lease period is two years commencing November 2020 and may be renewable annually thereafter.

The payments above are associated with lease of under the scope of ASC 842 “Leases”. Such amount was not reflected in the balances of the Company as right of use asset and as a lease liability as the amounts and the scope of such operating lease are clearly insignificantly.

4.	Employment Agreement with Dr. Wee Yue Chew

On March 16, 2017, Todos Singapore entered into an employment agreement with Dr. Wee Yue Chew to serve as the managing director of Todos Singapore. The agreement is effective for a term of three years, unless terminated earlier with six months’ notice, or shorter notice in the event of special circumstances. Under the agreement, Dr. Wee is entitled inter alia to an annual performance bonus at the rate of 4% of Todos Singapore’s net profit before tax, if such profit in said year exceeds SGD3,000 (approximately $2,150).

To date, Todos Singapore is inactive and has not realized any profits.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 14 - COMMITMENTS AND CONTINGENT LIABILITIES (CONT.)

C.	Other Commitments (Cont.)

5.	Compensation packages for officers and members of the Board of Directors and its committees

A.	On July 29, 2020, the Company’s Annual General Meeting of Shareholders has approved compensation package for the Company’s Chief Executive Officer that include inter alia (i) base salary of $375; (ii) grant of stock options to purchase 1% of the Company’s issued and outstanding shares as of June 30, 2020, at an exercise price equal to the fair market value of the Company’s shares on the date of grant, vesting quarterly over the course of five years; (iii) up to 30% cash bonus predefined milestones or milestone bonuses in form of Restricted Stock Units (RSU) range of 125,000 up to 1,000,000 and cash bonus range of $250 up to $1,500 which are based on cumulative volume of sales range of $25,000 up to $100,000 (“Milestone Bonus Fee”); (iv) 1.5% of gross margin for the calendar year 2020 on Board approval of the Company’s 2020 Financial Statements (“One-Time Bonus”); (v) an immediate grant of vested RSU equal to $175 based on the fair market value of the Company’s shares as of July 28, 2020, in compensation for uncompensated efforts to the approval date and (vi) cash bonus of $175 and grant of 20,000,000 RSU upon consummation of the Company’s planned public offering (“Uplist Fees”).

During the year ended December 31, 2020, the Company recorded expenses in total amount of $376 ($220 out of which as stock-based compensation (see also Note 16B)) as part of “General and Administrative Expenses” line in operations in the accompanying consolidated statement of operations. During the year ended December 31, 2020, the Company has not recorded expenses with respect to the aforesaid Milestone Bonus Fee, One-Time Bonus and Uplist Fees.

B.	On July 29, 2020, the Company’s Annual General Meeting of Shareholders has approved compensation package for the Company’s Chief Financial Officer that include inter alia (i) base salary of $225; (ii) grant of stock options to purchase 0.25% of the Company’s issued and outstanding shares as of June 30, 2020, at an exercise price equal to the fair market value of the Company’s shares on the date of grant, vesting quarterly over the course of five years; (iii) up to 30% cash bonus predefined milestones or milestone bonuses in form of Restricted Stock Units range of 25,000 up to 100,000 and cash bonus range of $75 up to $300 which are based on cumulative volume of sales range of $25,000 up to $100,000 (“Milestone Bonus Fee”); (iv) 0.5% of gross margin for the calendar year 2020 on Board approval of the Company’s 2020 Financial Statements (“One-Time Bonus”); (v) an immediate grant of vested RSU equal to $100 based on the fair market value of the Company’s shares as of July 28, 2020, in compensation for uncompensated efforts to the approval date and (vi) 50% of the annual base cash bonus and grant of 20,000,000 RSU upon consummation of the Company’s planned public offering (“Uplist Fees”).

During the year ended December 31, 2020, the Company recorded expenses in total amount of $205 ($111 out of which as stock-based compensation (see also Note 16B)) as part of “General and Administrative Expenses” line in operations in the accompanying consolidated statement of operations. During the year ended December 31, 2020, the Company has not recorded expenses with respect to the aforesaid Milestone Bonus Fee, One-Time Bonus and Uplist Fees.

C.	On July 29, 2020, the Company’s Annual General Meeting of Shareholders has approved compensation packages for the Company’s members of the Board of Directors and its committees that include inter alia (i) each board member will receive $65 annual salary (to be paid quarterly after our uplisting closes) and $150 in RSU vesting quarterly over three years; (ii) the Chairman of the board will receive $65 annual salary (to be paid quarterly after our uplisting closes) and $150 in RSU annually; (iii) Lead Independent Director is entitled to receive additional 25% of annual board cash compensation; (iv) a grant of RSU of the Company upon consummation of the Company’s planned public offering in an amount not to exceed the grant received by the Chief Financial Officer upon that event (“Uplist Fee”) and (iv) cash bonus of $71 to be paid for services of all board committees (“Bonus Fee”).

During the year ended December 31, 2020, the Company recorded expenses in total amount of $537 ($349 out of which as stock-based compensation (see also Note 16C)) as part of “General and Administrative Expenses” line in operations in the accompanying consolidated statement of operations. During the year ended December 31, 2020, the Company has not recorded expenses with respect to the aforesaid Uplist Fee.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 14 - COMMITMENTS AND CONTINGENT LIABILITIES (CONT.)

C.	Other Commitments (Cont.)

6.	Strategic Partnerships

The Company has entered into the following agreements in order to form strategic partnerships with Integrated Health LLC (“Integrated”) a Louisiana-based medical diagnostics and services provider and MOTOPARA Foundation Inc. (“MOTOPARA”) a non-profit private operating foundation based in Florida, to deploy mobile COVID-19 testing in the United States:

A.	Charitable Pledge Agreement

On September 25, 2020 (“Effective Date”) the Company entered into Charitable Pledge Agreement (“Charitable Contribution Agreement”) with MOTOPARA, under which the Company obligate to irrevocable pledge to MOTOPARA for the use and benefit gift amounted to $1,500 according to the funding schedule as determined in the Charitable Contribution Agreement (the “Charitable Contribution”).

The Charitable Contribution shall be used to (i) support MOTOPARA and its Biological Protective Services and Response Division for the continued support of development and implementation of COVID-19 testing, MOTOPARA’s disaster relief and veteran employment-focused mission (MOTOPARA Mission) and MOTOPARA’s mobile high-complexity laboratories (MHCL) and mobile moderately complex laboratories (MMCL) with authorized use of Integrated Health LLC’s US CLIA, training, validation and chain of custody licensed and certified authorization domestically and internationally and (ii) establish a protocol and to distribute the Company’s COVID tests to be used on equipment supplied by the Company for testing by MOTOPARA.

In consideration for the Charitable Contribution, MOTOPARA will acknowledge the Charitable Contribution by including, displaying where appropriate the phrase, “Supported by Todos Medical” and or “Supported by Todos Medical Logo”, in promotional, marking and proposal documents, website sections related to MOTOPARA’s Biological Protective Services and Response division, MHCLs, MMCLs’ cases, trade shows and exhibits related to MOTOPARA’s Biological Protective Services and Response Division.

MOTOPARA may terminate the Charitable Contribution Agreement and all rights and benefits of the Company hereunder:

1.	In the event of any default in payment of the Charitable Contribution as provided in the Charitable Contribution Agreement, or

2.	In the event MOTOPARA determines in its reasonable and good faith opinion that circumstances have changed such that the support chosen by the Company would adversely impact the reputation, image, mission or integrity of MOTOPARA, in the event of a continued association with the Company and the continuation of the support provided for herein.

Upon any such termination of the Charitable Contribution Agreement and/or the support hereunder, MOTOPARA shall have no further obligation or liability to the Company and shall not be required to return any portion of the Charitable Contribution already paid. However, MOTOPARA may in its sole and absolute discretion determine an alternative recognition for the portion of the Charitable Contribution already received.

Through December 31, 2020, an amount of $425 was utilized by MOTOPARA out of the Charitable Contribution amount. Consequently, during the year ended December 31, 2020, the Company recorded such amount as expenses as part of “Sales and Marketing Expenses” line in operations in the accompanying consolidated statement of operations.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 14 - COMMITMENTS AND CONTINGENT LIABILITIES (CONT.)

C.	Other Commitment (Cont.)

6.	Strategic Partnerships (Cont.)

B.	Collaboration Agreement

In October 2020, the Company entered into Collaboration Agreement with Integrated who has entered into a partnership with MOTOPARA where Integrated powers MOTOPARA manufactured mobile Biosafety Level 3 laboratories with its mobile Clinical Laboratory Improvement Amendments (CLIA) license and operations to allow for COVID-19 testing to occur at scale nationally across the United States (Mobile Lab). The Company, MOTOPARA and Integrated are referred to as a “Collaborator” and collectively as the “Collaborators”. The terms of the Collaboration Agreement are as follows:

1.	Purpose

The purpose of the Collaboration is for Integrated to distribute the Company COVID tests to be used on equipment supplied by the Company for COVID-19 testing through Integrated’s licensed, and compliant mobile high complexity CLIA laboratories in conjunction with MOTOPARA. The Collaborators shall each have the power to engage in the foregoing business, as well as to engage in activities that are related or incidental to any of these purposes. Integrated agrees that Todos will be the exclusive supplier of any and all test kits or equipment of which the Company is a distributor or manufacturer Todos agrees to support and perform to ensure compliance with Integrated’s Mobile laboratory CLIA license. The Company and Integrated agree to work closely to support MOTOPARA’s design and implementation necessary to implement the mobile laboratory infrastructure to support Integrated’s operations and to support MOTOPARA in obtaining cash-pay contracts (not reimbursed by insurance) for COVID-19 testing.

2.	Exclusive Supply Rights

The Company shall have an exclusive right to supply Integrated with COVID-19 related equipment, reagents and testing supplies under all agreements and requests for proposals (RFPs) it signs with domestic and international counterparties for use in Integrated’s CLIA Mobile Lab.

3.	Loan

The Company shall provide to Integrated 1-year loan for up to $1,500 (the “Loan”), according to funding schedule as determined in the Collaboration Agreement. Integrated has the option to accept or not accept any funding schedule for the Loan. Each Loan tranche shall bear interest at a rate of 2% and repayment shall commence only upon full Loan funding, or in the event Integrated refuses a Loan tranche. The Loan will be payable in monthly installment payments over 5-years period and will commence only upon the Collaborators receipt of the first contract to provide testing services, expected to be with the State of Louisiana. Through December 31, 2020, the Company funded an amount of $250 out of the Loan which was recorded as prepaid expenses as the monthly Loan repayments will be deducted from the gross amount of payments received from contracts executed for the testing services and shall be considered part of the out-of-pocket expenses of such contract.

4.	Integrated Contribution

Integrated shall contribute access to its CLIA license to the Collaboration.

5.	Compensation Structure of the Collaboration

Collaborators agree to full transparency with out-of-pocket expenses as it relates to the initiation of each contract within the Collaboration, and such costs shall be reimbursed (or advanced as the case may be) to each Collaborator as soon as contracts with Collaboration customers are funded by the customers, or their funding source. After deducting all out-of-pocket expenses and loan reimbursement to the Company as it relates to the establishment and ongoing funding of the Collaboration, each Collaborator agrees to divide any potential profit 33.33% to the Company, 33.33% to MOTOPARA and 33.33% to Integrated.

6.	Term

The Collaboration Agreement shall be effective in October 2020 and continue until the earlier of (i) 5 years or (ii) execution of unanimous mutual termination agreement (the “Termination Date”).

See Notes 24D1 and Note 24D2 with respect to Mutual Release and Settlement Agreement between the Collaborators.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 14 - COMMITMENTS AND CONTINGENT LIABILITIES (CONT.)

C.	Other Commitments (Cont.)

7.	Provista Diagnostics, Inc.

On December 13, 2019 (the “Effective Date”), the Company entered into an exclusive Option Agreement (the “Option Agreement”) with Strategic Investment Holdings, LLC (“SIH”), Ascenda BioSciences LLC (“Ascenda”) and Provista Diagnostics, Inc. (“Provista”) pursuant to which at any time after the Effective Date through March 31, 2020 the Company has the right but not the obligation to acquire the shares of Provista in consideration for the number of ordinary shares of the Company equal to a value of $10,000 based on the volume weighted average price (“VWAP”) of the last 20 trading days prior to exercise of the option, provided that the Company’s ordinary shares are listed on a national exchange at the time of the closing of the transaction (the “Call Option”). It was agreed that with respect to the Option exercise, the Company will issue number of ordinary shares of the Company equal to a value of $1,000 at the VWAP of the last 20 trading days prior to execution of the Option Agreement. In addition, it was agreed that the Call Option may be extended by the Company to June 30, 2020 by issuance of additional number of ordinary shares equal to a value of $1,000 at the VWAP of the last 20 trading days prior to exercising the extension of the Call Option (the “Call Option Extension”).

In June 30, 2020, the Company entered into Amendment No. 1 to Option Agreement (“Amendment No. 1”) with SIH, Ascenda and Provista pursuant to which it was agreed that the Company may pay SIH, as nonrefundable consideration for an extension of the Option Period of the Option to September 30, 2020 (the “Second Extension Option”), the equivalent of an additional $1,000 in ordinary shares of the Company, par value NIS 0.01 each (the “Second Extension Option Consideration”) at the VWAP of the last 20 trading days prior to exercising this Extension Option, with piggy back registration rights upon any offering of shares after the Effective Date of the Amendment No. 1.

In January 2020 and subject to the term of the Option Agreement, the Company exercised the Call Option by issuance of 17,091,096 ordinary shares to SIH. In April 2020, the Company exercised the Call Option Extension by issuance of 13,008,976 ordinary shares to SIH. In July 2020, the Company exercised the Second Extension Option Consideration by issuance of 18,608,113 ordinary shares to SIH.

The Company accounted for the right to acquire shares of Provista, as a non-current financial derivative asset according to the provisions of ASC 815-10, “Derivatives and Hedging - Overall” (“ASC 815-10”) which was measured upon initial recognition and remeasured on subsequent periods at fair value by using the Black-Scholes Option Pricing Model, until such right is exercised or expired.

Following the closing date of the Option Agreement and Amendment No. 1 through their expiration date, the Company has not exercised the Call Option, Call Option Extension and Second Extension Option Consideration and consequently an amount of $3,000 was expensed at the expiration date as part of “Finance Expenses” line in operations in the accompanying consolidated statement of operations for the year ended December 31, 2020.

8.	Distribution agreements

Commencing 2020, the Company has entered into several distribution agreements with companies to distribute certain novel coronavirus (COVID-19) test kits either manufactured or distributed by these companies. The distribution agreements cover multiple international suppliers of PCR testing kits and related materials and supplies, as well as antibody testing kits from multiple manufacturers after completing validation of said testing kits and supplies in certified laboratory in the United States.

During the year ended December 31, 2020, the Company has no obligation, such as minimum purchase commitments, under its distribution agreements.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 14 - COMMITMENTS AND CONTINGENT LIABILITIES (CONT.)

D.	Contingencies

1.	Israeli Innovation Authority

Commencing 2012 through 2013, the Company received grants of $162 from the IIA (Israeli Innovation Authority) for its plans to develop a series of patient-friendly blood tests that enable the early detection of a variety of cancers (the “Development Plan”). Such contingent obligation has no expiration date. In 2016, the IIA approved further grants (under the same terms) up to maximum amount of approximately $185, of which the Company received $110 in 2016. The receipt of such amounts is dependent on numerous conditions being met. Amounts were not received in 2019 and 2018. The Company is required to pay royalties to IIA at a rate of 3% in the first 3-years period and 3.5% commencing from the fourth year of the proceeds from the sale of the Company’s products arising from the Development Plan up to an amount equal to $272, plus annual interest equal to 12-month LIBOR applicable to dollar deposit.

As of December 31, 2020, and 2019, the Company did not accrue for or pay any royalties to the IIA as no revenue has yet been generated.

2.	Strategic Global Research and Development, Inc.

On February 13, 2020, Strategic Global Research and Development, Inc (“Strategic” or “SGR&D”), brought suit against Amarantus and the Company in the United States District Court for the Central District of California Eastern Division for failure to pay for consulting services with respect to sales and marketing support and assistance that were contracted on April 12, 2018.

SGR&D claims it was not paid on time and is owed $91, allegedly consisting of $71 in unpaid consulting fees and late fees, plus $20 in unreimbursed expenses for travel and the like plus late fees. On April 8, 2020, SGR&D’s attorney sent a settlement proposal e-mail offering to settle for the full amount of the claim paid over-time at $4 per month with 5% interest compounded monthly, with acceleration and confession of judgment upon default. Defendants have elected not to respond at present, until a lump-sum settlement proposal is fully funded with available funds.

On August 11, 2020, the Company entered into a settlement agreement with respect to the case of SGR&D pursuant to which the Company and Amarantus jointly and severally were liable for payment of settlement amount towards SGR&D for total amount of $60.

3.	Orot Plus Ltd.

In February 2021, Orot Plus Ltd. (“Orot”) commenced a lawsuit (the “Orot Action”) in the Tel Aviv District Court against the Company and against certain current or former officers or directors of the Company. In the Orot Action, Orot asserts purported claims relating to a series of agreements entered into between Orot and the Company in 2019 and 2020. Orot seeks the following relief:

A.	An order requiring the Company to issue to Orot. approximately two million shares;

B.	A declaration that a letter of intent from January 2020 is obligatory upon the Company;

C.	As alternative relief (apparently sought “alternatively” to the above-referenced types of requested relief), damages for lost profits of NIS 2 million or reimbursement of expenses of approximately $583;

D.	Damages of approximately NIS 800 thousand for the diminution in value of shares to which Orot claims entitlement;

E.	Reimbursement of Value Added Tax of approximately $10.

The deadline for the Company to respond to the allegations in the Orot Action had originally been in mid-April 2021. However, on or about March 18, 2021, the two companies agreed to refer the disputes in the Orot Action to mediation, and the court extended the deadline for the Company (and related defendants) to file a statement of defense until May 10, 2021 that will deny any relief sought by Orot.

If the mediation does not result in an amicable resolution of the Orot Action, the Company has informed us that it intends to defend vigorously against the claims asserted in the Orot Action. Without limiting the generality of the foregoing, the Company intends to assert one or more counterclaims against Orot.

In light of the above, the Company’s legal counsel has determined that it is too early to make any assessment, estimation, or prediction regarding the likelihood of success of the Orot Action (or any portion thereof).

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 15 - SHAREHOLDERS’ DEFICIT

A.	Ordinary Shares:

The Ordinary Shares confer upon the holders thereof all rights accruing to a shareholder of the Company, as provided in these Articles, including, inter alia, the right to receive notices of, and to attend meetings of shareholders; for each share held, the right to one vote at all meetings of shareholders; and to share equally, on a per share basis, in such dividend and other distributions to shareholders of the Company as may be declared by the Board of Directors in accordance with these Articles and the Companies Law, and upon liquidation or dissolution of the Company, in the distribution of assets of the Company legally available for distribution to shareholders in accordance with the terms of applicable law and these Articles. All Ordinary Shares rank pari passu in all respects with each other.

B.	Issuance of Ordinary Shares:

1.	In May 2018, the Company offered to the holders of the warrants to exercise their warrants in exchange for extending their expiration date for an additional 3 years. As a result of such offer, during May 2018, certain holders exercised 722,500 warrants into the same number of Ordinary Shares for a cash consideration of $361. The total direct and incremental costs paid regarding this transaction were approximately $37.

2.	On August 15, 2018, a certain consultant converted 620,521 stock options into the same number of ordinary shares at an exercise price of NIS0.01.

3.	On November 18, 2018, the Company signed a share purchase agreement with an investor for $100 in exchange for 800,000 ordinary shares of NIS 0.01 par value and 600,000 warrants for 3 years in exercise price of the lowest of $0.125 or the lowest price during the 5 trading days before the exercise notice. An amount of $20 was allocated to derivative warrant liability (see also Note 12) and the remaining amount was allocated to the shares.

4.	During the year ended December 31, 2019, the Company signed a share purchase agreement with certain new investors for $295 in cash in exchange for 2,950,000 ordinary shares of NIS 0.01 par value, representing price per share of $0.10.

5.	On April 14, 2019 (“Commitment Date”), the Company’s compensation Committee approved the issuance of 300,000 ordinary shares of NIS 0.01 par value to the then Chief Executive Officer for his service as the chairman of the Board of Directors. Consequently, at the Commitment Date, the Company recorded stock-based compensation expense as part of “General and Administrative” line in operations in the accompanying consolidated statement of operations in total amount of $60, which representing price per share of $0.2 at the commitment date.

6.	On June 21, 2018, the Company had entered into an Investor Relations Agreement with MDM Worldwide Solution Inc. (“MDM”) whereby the Company agreed to pay MDM a monthly fee of $12,000 for IR services.

On July 17, 2019, the Board of Directors approved the conversion of up to $100 owed by the Company to MDM into ordinary shares, at a conversion price of $0.10 per share, for an issuance of up to 1,000,000 shares to MDM. Consequently, during the year ended December 31, 2019, the Company issued 125,000 ordinary shares of NIS 0.01 par value as settlement of financial liability to MDM in total amount of $12.5.

7.	During the year ended December 31, 2019, the Company entered into several service agreements with certain service providers, whereby the Company issued 4,500,000 ordinary share of NIS 0.01 par value in exchange for services that have been rendered. Consequently, the Company recorded related stock-based compensation expense of $420 and $335 as part of “Marketing Expenses” and “General and Administrative Expenses” lines in operations in the accompanying consolidated statement of operations, respectively, based on the fair value of the issued shares at each applicable commitment date, which representing an average price per share of $0.15. See also Note 9.

8.	Commencing the initial recognition date through December 31, 2019, Principal Amount and unpaid Interest in total amount of $336 have been converted into 1,811,864 Ordinary shares.

9.	In March 2020, the Company entered into subscription agreements with several investors under which the Company raised gross funds in total amount of $30 in exchange for the issuance of units consisting of 1,500,000 ordinary shares of the Company and 1,339,284 warrants to purchase the same number of ordinary shares of the Company at an exercise price of $0.10. These warrants may be eligible for exercise over a period of four years from the issuance date and are subject to standard anti-dilution provisions. In addition, the Company may be subject to liquidated damages upon failure to timely deliver shares upon exercise of the warrants. An amount of 1,000,000 ordinary shares out of the above have been issued through December 31, 2020.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 15 - SHAREHOLDERS’ DEFICIT (Cont.)

B.	Issuance of Ordinary Shares (Cont.):

10.	On April 13, 2020, the Company entered into exchange agreement under which the Company agreed to exchange partial amount of the outstanding trade debt of $100 held by MDM Worldwide Solution, Inc. for issuance of 5,000,000 ordinary shares of the Company at an exchange price of $0.02 per share. The fair value of the ordinary shares that have been issued on May 14, 2020 as settlement of financial liability to MDM was $345, reflecting a price per share of $0.069 at the commitment date. The difference amount of $245 has been recorded as part of “Finance Expenses” line in operations in the accompanying consolidated statement of operations.

11.	On May 10, 2020, the Company entered into Loan Conversion Agreement (the “Agreement”) with certain of its shareholders pursuant to which the Company agreed to convert the outstanding loan amounting to $350 into 8,750,000 ordinary shares of the Company at a conversion price of $0.04 per share. The fair value of the ordinary shares that have been issued on May 19, 2020 as settlement of financial liability to shareholders was $604, reflecting a price per share of $0.069 at the commitment date. The difference amount of $254 has been recorded as part of “Finance Expenses” line in operations in the accompanying consolidated statement of operations.

12.	On December 8, 2020, the Company entered into a settlement agreement with SRK Kronengold Law office (“SRK”) under which the Company agreed to exchange partial amount of the outstanding trade debt of $80 held by SRK for issuance of 800,000 ordinary shares of the Company at an exchange price of $0.09 per share. The fair value of the ordinary shares have been issued on October 26, 2020 as settlement of financial liability to SRK was $68, reflecting a price per share of $0.0851 at the commitment date. The difference amount of $12 has been recorded as part of “Finance Expenses” line in operations in the accompanying consolidated statement of operations.

13.	During the year ended December 31, 2020, the Company entered into several service agreements with certain service providers, whereby the Company issued 14,028,503 ordinary share of NIS 0.01 par value in exchange for services that have been rendered. Consequently, the Company recorded related stock-based compensation expense of $60, $390 and $210 as part of “Research and Development Expenses”, “Sales and Marketing Expenses” and “General and Administrative Expenses” lines in operations in the accompanying consolidated statement of operations, respectively, based on the fair value of the issued shares at each applicable commitment date, which representing an average price per share of $0.54. See also Note 14.

14.	On August 4, 2020, the Company entered into a Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park has agreed to purchase from the Company, from time to time, up to $10,275 of its ordinary shares, par value NIS 0.01 per share (the “Ordinary Shares”), subject to certain limitations set forth in the Purchase Agreement, during the term of the Purchase Agreement (the “Equity Line”).

The Company does not have the right to commence any further sales to Lincoln Park under the Purchase Agreement until all of the conditions thereto that are set forth in the Purchase Agreement, all of which are outside of Lincoln Park’s control, have been satisfied, including, among other things, the Registration Statement being declared effective by the SEC (the date on which all such conditions are satisfied, the “Commencement Date”). From and after the Commencement Date, under the Purchase Agreement, on any business day selected by the Company on which the closing sale price of the Company’s Ordinary Shares exceeds $0.02, the Company may direct Lincoln Park to purchase up to 500,000 Ordinary Shares on the applicable purchase date (a “Regular Purchase”), which maximum number of shares may be increased to certain higher amounts up to a maximum of 1,000,000 Ordinary Shares, if the market price of our Ordinary Shares at the time of the Regular Purchase equals or exceeds $0.13 (such share and dollar amounts subject to proportionate adjustments for stock splits, recapitalizations and other similar transactions as set forth in the Purchase Agreement), provided that Lincoln Park’s purchase obligation under any single Regular Purchase shall not exceed $500. The purchase price of Ordinary Shares the Company may elect to sell to Lincoln Park under the Purchase Agreement in a Regular Purchase, if any, will be based on 95% of the lower of: (i) the lowest sale price on the purchase date for such Regular Purchase and (ii) the arithmetic average of the three lowest closing sale prices for an Ordinary Share during the 15 consecutive business days ending on the business day immediately preceding such purchase date for such Regular Purchase.

In addition to regular purchases, the Company may also direct Lincoln Park to purchase other amounts of the Company’s Ordinary Shares in “accelerated purchases” and in “additional accelerated purchases” under the terms set forth in the Purchase Agreement.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 15 - SHAREHOLDERS’ DEFICIT (Cont.)

B.	Issuance of Ordinary Shares (Cont.):

14.	(Cont.)

Lincoln Park has no right to require the Company to sell any Ordinary Shares to Lincoln Park, but Lincoln Park is obligated to make purchases as the Company directs, subject to certain conditions. There are no upper limits on the price per share that Lincoln Park must pay for the Company’s Ordinary Shares that the Company may elect to sell to Lincoln Park pursuant to the Purchase Agreement. In all instances, the Company may not sell Ordinary Shares to Lincoln Park under the Purchase Agreement to the extent that the sale of shares would result in Lincoln Park beneficially owning more than 4.99% of the Company’s Ordinary Shares.

There are no restrictions on future financings, rights of first refusal, participation rights, penalties or liquidated damages in the Purchase Agreement or Registration Rights Agreement, other than our agreement not to enter into any “variable rate” transactions (as defined in the Purchase Agreement) with any third party, subject to certain exceptions set forth in the Purchase Agreement, for the period set forth in the Purchase Agreement. Lincoln Park has covenanted not to cause or engage in any direct or indirect short selling or hedging of the Company’s Ordinary Shares.

Actual sales of Ordinary Shares, if any, to Lincoln Park under the Purchase Agreement will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the Ordinary Shares and determinations by the Company as to the appropriate sources of funding for the Company and its operations. The net proceeds to the Company from sales of Ordinary Shares to Lincoln Park under the Purchase Agreement, if any, will depend on the frequency and prices at which the Company sells shares to Lincoln Park under the Purchase Agreement. Any proceeds that we receive from sales of Ordinary Shares to Lincoln Park under the Purchase Agreement will be used for working capital requirements of the Company’s business divisions and for research and development.

In addition, in connection with the Registration Rights Agreement, it was determined among other things, that the Company will use its commercially reasonable best efforts to file with the U.S. Securities and Exchange Commission (the “SEC”) a registration statement on Form F-1 (the “Registration Statement”) to register for resale under the Securities Act of 1933, as amended (the “Securities Act”), Ordinary Shares that the Company has already issued and sold and may in the future elect to issue and sell to Lincoln Park from time to time from and after the Commencement Date under the Purchase Agreement. On August 11, 2020, the Company filed a registration statements in Form F-1 with respect up to 50,000,000 ordinary shares to be issued pursuant to a purchase agreement with Lincoln Park Capital LLC which was declared effective by August 18, 2020. Consequently, as of December 31, 2020, no accrual has been recorded for liquidated damages since the amount to be paid was not probable and reasonably estimate under ASC 450 “Contingencies”.

In connection with the Purchase Agreement, the Company issued 5,812,500 Ordinary shares to Lincoln Park as a commitment fee of $482 thousand which is recorded as prepaid expenses which are amortized in accordance with the Equity Line utilization. As of December 31, 2020, the balance of those prepaid expenses was $372 thousand. During the year ended December 31, 2020, the Company recorded amortization expenses amounted to $110 as part of “Finance Expenses” line in operations in the accompanying consolidated statement of operations.

During the year ended December 31, 2020, the Company sold 32,747,579 Ordinary Shares to Lincoln Park in an initial purchase out of the Investment Amount under the Purchase Agreement for a total purchase price of $2,339.

15.	In December 2020, one of the Company’s lenders partially exercised its warrants into 475,411 ordinary shares of the Company on net shares settlement basis.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 16 - STOCK OPTIONS

On January 11, 2016, the Company’s Board of Directors approved and adopted the Todos Medical Ltd. 2015 Israeli Share Option Plan (the “2015 Plan”), pursuant to which the Company’s Board of Directors may award stock options to purchase its ordinary shares to designated participants. Subject to the terms and conditions of the 2015 Plan, the Company’s Board of Directors has full authority in its discretion, from time to time and at any time, to determine (i) the designate participants; (ii) the terms and provisions of the respective Option Agreements, including, but not limited to, the number of Options to be granted to each Optionee, the number of Shares to be covered by each Option, provisions concerning the time and the extent to which the Options may be exercised and the nature and duration of restrictions as to the transferability or restrictions constituting substantial risk of forfeiture and to cancel or suspend awards, as necessary; (iii) determine the Fair Market Value of the Shares covered by each Option; (iv) make an election as to the type of Approved 102 Option under Israeli IRS law; (v) designate the type of Options; (vi) take any measures, and to take actions, as deemed necessary or advisable for the administration and implementation of the 2015 Plan; (vii) interpret the provisions of the 2015 Plan and to amend from time to time the terms of the 2015 Plan.

The 2015 Plan permits grant of up to 6,000,000 options to purchase ordinary shares subject to adjustments set in the 2015 Plan. As of December 31, 2020, there were 2,338,838 ordinary shares available for future issuance under the 2015 Plan.

The following table presents the Company’s stock option activity for employees and directors of the Company for the years ended December 31, 2020 and 2019:

	Number of Options	Weighted Average Exercise Price
Outstanding as of December 31, 2018	1,758,316	0.003
Granted (A)	1,129,836	0.120
Forfeited or expired	(620,581)	0.003
Outstanding as of December 31, 2019	2,267,571	0.061
Exercisable as of December 31, 2019	1,879,705	0.073

	Number of Options	Weighted Average Exercise Price
Outstanding as of December 31, 2019	2,267,571	0.061
Granted (B)	2,523,427	0.095
Forfeited or expired	(1,129,836)	0.120
Outstanding as of December 31, 2020	3,661,162	0.663
Exercisable as of December 31, 2020	877,122	0.160

A.	On March 25, 2019, the Company’s Board of Directors approved the employment agreement (the “Agreement”) with Dr. Herman Weiss, (“Dr. Weiss”) whereby will serve as the Company’s Chief Executive Officer effective retroactive commencing August 1, 2018, in exchange for compensation package that include inter alia stock options to purchase 5% of the Company’s issued and outstanding shares as of March 25, 2019, at an exercise price equal to the fair market value of the Company’s shares on the grant date, in accordance with the vesting schedule under which 25% of the stock options will vest on grant and the remaining 75% of the stock options will vest upon consummation of the Company’s planned public offering (“Performance Milestone”). On April 29, 2019 (the “Commitment Date”), the Company held its Annual General Meeting of Shareholders, at which the Company’s shareholders approved inter alia the aforesaid Agreement.

The likelihood that the Performance Milestone for consummation of the Company’s planned public offering was determined to be remote due to termination of Dr. Weiss from his position as the Company’s Chief Executive Officer at the beginning of January 2020. Thus, During the year ended December 31, 2019, stock-based compensation expense has not been recorded with respect to the Performance Milestone.

At the Commitment Date, the Company by assistance of third-party appraiser measured the fair value of 1,129,836 stock options which are not subject to Performance Milestone in total amount of $208 by using Black-Scholes-Merton pricing model in which the assumptions that have been used are as follows: expected dividend yield of 0%; risk-free interest rate of 2.54%; expected volatility of 125.2%, and stock options exercise period based upon the stated terms. Consequently, the Company recorded stock-based compensation expense in such amount as part of “General and Administrative Expenses” line in operations in the accompanying consolidated statement of operations for the year ended December 31, 2019.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 16 - STOCK OPTIONS (Cont.)

B.	On July 29, 2020 (the “Commitment Date”), the Company held its Annual General Meeting of Shareholders, at which the shareholders of the Company approved compensation packages for two officers that include inter alia the Company is obligated to grant of 2,545,083 stock options which are exercisable into the same number of shares of common stock at an exercise price of $0.095 per share and shall become vested quarterly over a 5-year period from its grant date. At the Commitment Date, the Company by assistance of third-party appraiser measured the fair value of the stock options in total amount of $206 by using Black-Scholes-Merton pricing model in which the assumptions that have been used are as follows: expected dividend yield of 0%; risk-free interest rate of 0.25%; expected volatility of 131.9%, and stock options exercise period based upon the stated terms. Consequently, the Company recorded stock-based compensation expense in total amount of $56 as part of “General and Administrative Expenses” line in operations in the accompanying consolidated statement of operations.

In addition, as one-time bonus as compensation for uncompensated efforts to date, the Company is obligated to grant fully vested shares equal to $275 based on the fair market value of the Company’s shares as of July 28, 2020. The Company recorded stock-based compensation expense of this amount as part of “General and Administrative Expenses” line in operations in the accompanying consolidated statement of operations.

Moreover, upon consummation of the Company’s planned public offering the Company will grant 30,000,000 restricted stock units bonus to the aforesaid officers. At the Commitment Date and December 31, 2020, the likelihood that the Performance Milestone for consummation of the Company’s planned public offering was not considered as probable. Thus, During the year ended December 31, 2020, stock-based compensation expense has not been recorded with respect to the Performance Milestone.

For the year ended December 31, 2020, the Company recorded stock-based compensation expense amounting to $331 as part of “General and Administrative Expenses” line in operations in the accompanying consolidated statement of operations.

C.	On July 29, 2020 (the “Commitment Date”), the Company held its Annual General Meeting of Shareholders, at which the shareholders of the Company approved compensation packages for all its members of the Board of Directors that include inter alia grant of restricted stock units equal to aggregate amount of $900 that shall become vested quarterly over a 3-year period from its grant date (except the restricted stock of the board chairman who will be vested quarterly over a 1-year period).

For the year ended December 31, 2020, the Company recorded stock-based compensation expense amounting to $349 as part of “General and Administrative Expenses” line in operations in the accompanying consolidated statement of operations.

As of December 31, 2020, the aggregate intrinsic value for the stock options outstanding and exercisable according to $0.075 price per share is $82 and $54, respectively, with a weighted average remaining contractual life of 4.58 years.

Stock-based compensation expenses incurred for employees (and directors) and non-employees for the years ended December 31, 2020 and 2019, amounted to $2,612 ($2,556 out of which allocated to ordinary shares issued or to fixed number of ordinary shares to be issued), $1,253 ($1,045 out of which allocated to ordinary shares issued or to fixed number of ordinary shares to be issued), respectively.

NOTE 17 - COST OF REVENUES

	Year ended December 31
	2020	2019

Materials and other costs	$3,418	$-
Freights and customs	332	-
Depreciation	68	-
	$3,818	$-

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 18 - RESEARCH AND DEVELOPMENT EXPENSES

	Year ended December 31
	2020	2019

Salaries and related expenses	$27	$292
Stock-based compensation (Note 14A2 and Note 14A4)	60	231
Professional fees	47	66
IPR&D acquired as part of asset acquisition (Note 4A3)	8,157	-
Laboratory and materials	1,535	35
Patent expenses	-	51
Rent and maintenance	6	33
Liability for minimum royalty expenses (Note 9B)	-	-
Depreciation	28	30
Insurance and others	3	18
	$9,863	$756

NOTE 19 - SALES AND MARKETING EXPENSES

	Year ended December 31
	2020	2019

Stock-based compensation (Note 6, Note 8 and Notes 11-14)	$1,517	$420
Professional fees	1,541	247
	$3,058	$667

NOTE 20 - GENERAL AND ADMINISTRATIVE EXPENSES

	Year ended December 31
	2020	2019

Salaries and related expenses	$167	$326
Stock-based compensation (Note 3, Note 5, Note 7A, Notes 14B3-14B4), Note 15B5 and Notes 16B-C)	1,034	603
Communication and investor relations	44	107
Professional fees	1,412	943
Insurance and other expenses	72	114
	$2,729	$2,093

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 21 - FINANCING EXPENSES, NET

	Year ended December 31
	2020	2019

Change in fair value of warrants liability and warrants expired (Note 12)	$927	$500
Change in fair value of convertible bridge loans following the Maturity Date (Note 11)	8,973	2,322
Change in fair value of liability related to conversion feature of convertible bridge loans (Note 13)	(568)	-
Loss from extinguishment of loans from shareholders (Note 10)	-	1,423
Direct and incremental issuance costs allocated to First Warrant (Note 11A)	-	22
Amortization of discounts and accrued interest on straight loans (Note 8)	1,170	959
Amortization of discounts and accrued interest on convertible bridge loans (prior to Maturity Date) (Note 11)	1,655	-
Change in terms relating to convertible bridge loans transactions (Note 11)	(3,375)	-
Issuance of ordinary shares and stock warrants upon modification of terms relating to convertible bridge loans transactions	170	-
Issuance of shares as call options to acquire potential acquiree (Note 14C)	3,000	-
Change in liability to minimum royalties (Note 14C1)	53	50
Issuance of shares as a settlement in excess of the carrying amount of financial liabilities (Notes 15B10-15B12)	487	-
Interest and related royalties under receivables financing facility (Note 7)	1,006	-
Amortization of prepaid expenses related to commitment shares in connection with receivables financing facility and equity line (Note 7 and Note 14B15)	144	-
Exchange rate differences and other finance income (expenses)	670	57
	$14,312	$5,333

NOTE 22 - TAXES ON INCOME

A.	Israeli taxation:

Taxable income of the Company is subject to the Israeli corporate tax at the rate of 23%.

As of December 31, 2020, the Company has carried forward losses for Israeli income tax purposes of approximately $8 million which can be offset against future taxable income for an indefinite period of time.

The Company has final (considered final) tax assessments through the 2014 tax year.

B.	U.S. subsidiaries:

The U.S. subsidiaries are taxed under United States federal and state tax rules. Income tax is calculated based on a U.S. federal tax rate of 21%.

The U.S. subsidiaries estimated federal tax loss carryforward amounted to $822 as of December 31, 2020. Such losses are available to offset any future U.S. taxable income of the U.S. subsidiaries income for an indefinite period of time.

The U.S. subsidiaries have not received final tax assessments since incorporation.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 22 - TAXES ON INCOME

C.	Deferred income taxes reflect the net tax effects of net operating loss and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	As of December 31
Composition of deferred tax assets:	2020	2019
Net operating loss carry-forward	$2,661	$1,585
Research and development credits	104	112
Deferred revenues	177	-
Others	75	9
Net deferred tax asset before deferred tax liabilities and valuation allowance	3,017	1,706

Composition of deferred tax liabilities:
Prepaids	88	-
Depreciation costs	407	-
Net deferred tax asset before valuation allowance	2,522	1,706

Valuation allowance	(2,522)	(1,706)
Net deferred tax assets	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are utilized. Based on consideration of these factors, the Company recorded a full valuation allowance as of December 31, 2020 and 2019.

E.	For the years ended December 31, 2020 and 2019, the following table reconciles the statutory income tax rate to the effective income tax rate:

	Year Ended December 31,
	2020	2019

Tax rate	23%	23%

Tax expense (benefit) at statutory rate	$(6,572)	$(2,054)
Tax rate differential	45	-
Permanent differences with respect to stock-based compensation	594	639
Permanent differences with respect to derivative warrants liabilities, bifurcated conversion feature and convertible loans	2,738	858
Permanent differences with respect to call option to acquire potential acquiree	731	-
Permanent differences with respect to IPR&D acquired	1,925	-
Change in temporary differences	(437)	111
Others	-	2
Loss carryforwards	976	444
Income tax expense (benefit)	$-	$-

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 23 - SEGMENT REPORTING

A.	General information

Commencing 2020, the operations of the Company are conducted through three different core activities: Breast Cancer Test (TM-B1, TM-B2), Alzheimer and COVID-19 testing, each of which are operating segments. These activities also represent the reportable segments of the Group.

The reportable segments are viewed and evaluated separately by Company’s management, since the marketing strategies, processes and expected long term financial performances of the segments are different.

B.	Information about reported segment profit or loss and assets

	Breast Cancer Test	Alzheimer	COVID-19 testing	Total

Year ended December 31, 2020
Revenues	-	-	5,207	5,207
Operating loss	(4,943)	(8,327)	(991)	(14,081)
Unallocated amounts:
Financing expenses, net				(14,(312
Share in losses of affiliated companies accounted for under equity method, net				(1,200)
Net loss	(4,943)	(8,327)	(991)	(29,773)
Total assets	1,554	-	4,455	6,009
Other significant items:
Total expenditures for assets of reportable segments	24	-	2,006	2,030
Total depreciation for reportable segments	(28)	-	(68)	(96)

The evaluation of performance is based on the operating income or loss of each of the three reportable segments.

Accounting policies of the segments are the same as those described in the accounting policies applied in the consolidated financial statements.

Due to the reportable segments’ nature, there have been no inter-segment sales or transfers during the reported periods.

Financing expenses, net and the share of the Company in losses of affiliated companies were not allocated to the reportable segments, since these items are carried and evaluated on the enterprise level.

Management has determined that none of the equity method investees is eligible to be considered as reportable segment as they do not meet the criteria in ASC Topic 280-10-50 (or they did not commence their operations).

C.	Revenues by geographic region are as follows:

	Year ended December 31
	2020	2019

Israel	$-	$-
United States	5,207	-
	$5,207	$-

Total revenues by geographic region are based upon the geographic location of the customer.

NOTE 23 - SEGMENT REPORTING (Cont.)

D.	Property and equipment, net, by geographic areas:

	As of December 31,
	2020	2019
Israel	$61	$65
United States	1,938	-
	$1,999	$65

Property and equipment are attributed to the geographic area in which they are located or originated, as applicable.

E.	Major customers

During the year ended December 31, 2019, there were no sales activities. During the year ended December 31, 2020, the Company had one costumer which accounted for 56.64% of the Company’s revenues.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 24 - SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were available to be issued (April 21, 2021). Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements, except as disclosed below.

A.	Securities Purchase Agreement

1.	On January 22, 2021, the Company entered into a Securities Purchase Agreement with Yozma Global Genomic Fund 1 (“Yozma”) pursuant to which Yozma purchased from Todos a convertible note in the original principal amount of up to $4,857. The original principal amount has been originally issued with 30% discount of aggregated amount of $1,457, bearing per annum interest at a flat rate of 4% (the “Interest”) until it becomes due and payable, whether upon the maturity date, which is January 22, 2022, acceleration, conversion, redemption or otherwise (in each case in accordance with the terms hereof) (the “Maturity Date”). In addition, the outstanding principal amount to be converted, redeemed or otherwise with respect to which this determination is being made and the accrued and unpaid Interest with respect to such outstanding principal amount shall be converted into shares of the Company at conversion price of $0.07161 (the “Conversion Price”). Subsequent to the effective date of the registration statement registering for resale the Conversions Shares and the Warrant Shares pursuant to the Purchase Agreement, if the closing sale price of the Common Stock averages less than the then Conversion Price over a period of 10 consecutive trading days, the Conversion Price shall reset to such average price. If the 10-day volume weighted average price of the Common Stock continues to be less than the Conversion Price, then the Conversion Price should reset to such 10-day average price with a maximum of a 20% discount from the initial Conversion Price.

At the Company’s option and upon 30 days’ notice to Yozma, 33% of the outstanding Principal and accrued and unpaid Interest of the Note (the “Repayment Amount”) may be redeemed at any time at an amount equal to 115% of the Repayment Amount. The foregoing notwithstanding, Yozma may convert any or all of this Note into shares of Common Stock at any time.

At any time after Yozma becoming aware of an Event of Default as defined in the Securities Purchase Agreement, Yozma may require the Company to redeem (an “Event of Default Redemption”) all or any portion of the Note in cash by wire transfer of immediately available funds at a price equal to principal amount plus interest calculated from the Event of Default at the greater of the default interest at a rate of 18% per annum or the maximum rate permitted under applicable law (the “Event of Default Redemption Price”) together with liquidated damages of $250 plus an amount in cash equal to 1% of the Event of Default Redemption Price for each 30 day period during which redemptions fail to be made.

In addition, the Company granted Yozma a warrant to purchase up to 16,956,929 ordinary shares for a period of 5 years with an exercise price equal to $0.107415, subject to certain adjustments (the “Warrant”). If at the time of exercise hereof there is no effective registration statement registering, or the prospectus contained therein is not available for the issuance of the Warrant Shares to Yozma, then the Warrant may also be exercised, in whole or in part, at such time by means of a net shares settlement. Moreover, Yozma is entitled to an option to require the Company to purchase the Warrant for cash in an amount equal to their Black-Scholes Option Pricing Model value (the Black-Scholes Model), in the event that certain fundamental transactions (which some of them are not considered solely within the Company’s control) as defined in the warrant agreement, occur.

The Company incurred incremental and direct finder fee cost of $272 with respect to the aforesaid funding.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 24 - SUBSEQUENT EVENTS (Cont.)

A.	Securities Purchase Agreement (Cont.)

2.	On April 9, 2021, the Company entered into a Securities Purchase Agreement (the “SPA”) with a Family Office Investor (the “Purchaser”) to which the Company has agreed to issue a promissory convertible note (the “Note”, or the “Yozma Crossover Round”) to the Purchaser in the principal amount of $4,286 for proceeds of $3,000 (the “Transaction”). The closing occurred on April 12, 2021. The Note has a maturity date of one year from the date of issuance and pays interest at a rate of 4% per annum. The Note is convertible into shares of Common Stock (the “Conversion Shares”) at a conversion price of $0.0599 (the “Conversion Price). In addition, the Purchaser received a warrant (the “Warrant”) to purchase up to 16,000,000 shares of Common Stock (the “Warrant Shares”) of the Company with an exercise price equal to $0.107415 per share. The Warrant is exercisable for 5-years period from the issuance date. Upon a listing of the Company’s common shares onto a national exchange, the Yozma Crossover Round Notes will exchange into a class of Series A Preferred Shares in order to help improve the Company’s shareholder equity to meet the Nasdaq CM Initial Listing Standards.

The Company has agreed to file a registration statement with the Securities and Exchange Commission registering for resale the Conversion Shares and the Warrant Shares (the “Registration Statement). Subsequent to the effective date of such registration statement, if the closing sale price of the Common Stock averages less than the then Conversion Price over a period of ten (10) consecutive trading days, the Conversion Price shall reset to such average price. If the 10-days volume weighted average price of the Common Stock continues to be less than the Conversion Price then the Conversion Price should reset to such 10-day average price with a maximum of a 20% discount from the initial Conversion Price.

The Purchaser has the option to purchase an additional Note in the principal amount of $5,285,714.20 for proceeds of $3,700,000 and an additional Warrant to purchase 16,000,000 shares of Common Stock.

B.	During the period commencing January 1, 2021 through the date of these consolidated financial statements, Principal Amount and unpaid Interest in total amount of $2,023 have been converted into 112,225,149 ordinary shares.

C.	As noted in Note 15B14, during the period commencing January 1, 2021 through the date of these consolidated financial statements, the Company sold 5,229,809 Ordinary Shares to Lincoln Park in an initial purchase out of the Investment Amount under the Purchase Agreement for a total purchase price of $255 thousand.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 24 - SUBSEQUENT EVENTS (Cont.)

B.	Settlement Agreements

1.	As noted in Note 16C6A, on February 11, 2021, the Company and Todos Medical USA, Inc. (herein referring as “Todos”) entered into Mutual Release and Settlement Agreement (“Settlement Agreement”) with Integrated Health LLC. (“Integrated”) pursuant to which in consideration of the Settlement Agreement execution and the releases and promises made in the Settlement Agreement by the parties, the parties agree as follows:

A.	Todos shall pay to Integrated $6 per month for the period of February 11, 2021 through January 11, 2022. The monthly payment is representative of Integrated’s rent and utilities increase incurred from signing the original agreement with Todos and signing a lease on an expansive building to facilitate the originally executed agreement between Todos and MOTOPARA

B.	The $250 previously paid to Integrated as a loan will forthwith be considered part of the Settlement Agreement and will therefore need not be paid back to Todos. Todos agrees that no monies will be owed to Todos from Integrated Health with regard to any past loans provided by Todos to Integrated, however this does not include supplies of materials required to conduct commercial COVID-19 testing that have been provided to Integrated at Integrated’s request.

C.	Todos shall pay Integrated an amount of $150 split into three equal payments of $50 over 3 weeks as follows: payment one: February 11, 2021, payment two: February 17, 2021 and payment three: February 24, 2021.

D.	Todos will provide Integrated with Favored Nation Pricing (lowest price offered to any other customer/client of same product) on all testing products, consumables and equipment.

E.	Integrated will indemnify Todos against any liens for services upon receipt of the above total $222

F.	Integrated agrees Todos is the priority provider for ordering COVID-19 testing materials from Todos Medical only for those first 2 mobile lab units. For any additional mobile lab units produced by Integrated, Integrated can order from whatever supplier it so chooses, including Todos, at Integrated’s sole discretion.

G.	In the event Integrated or MOTOPARA desires not to use the mobile labs, Todos shall have a right to contract services of Integrated Health and MOTOPARA for utilizing those lab units for a monthly fee of $75/month which shall include the use of Integrated Health’s staff to perform testing. The $75 includes 2 lab technicians. All additional staffing will include additional fees. Todos will supplies all necessary supplies to operate the lab. In addition to the fees, Todos will pay 25% of the net income from each test back to IH/MP (12.5% to IH and 12.5% to MP)

H.	Todos with mutual agreement of Integrated Health can reference PCR testing to Integrated and/or MOTOPARA which will be performed by them at a fixed price of $$70/test with 36-48 hours results. IH will purchase supplies from Todos.

I.	Integrated and/or MOTOPARA agree to return to Todos two 2 Bio shields owned by Todos.

2.	As noted in Note 16C6B, on February 11, 2021, the Company and Todos Medical USA, Inc. (herein referring as “Todos”) entered into Mutual Release and Settlement Agreement (“Settlement Agreement”) with MOTOPARA Foundation, Inc. (“MOTOPARA”) pursuant to which in consideration of the Settlement Agreement execution and the releases and promises made in the Settlement Agreement by the parties, the parties agree as follows:

A.	Todos shall pay to MOTOPARA an amount of $27 per month for the period of January 11, 2021 through January 11, 2022. The monthly payment is representative of MOTOPARA’s rent and utilities increase incurred from signing the original agreement with Todos and signing a lease on an expansive building to facilitate the originally executed agreement between Todos and MOTOPARA.

B.	Todos will cease to promote any affiliation with MOTOPARA in any capacity.

C.	MOTOPARA agrees that upon receipt of the total $351, MOTOPARA will indemnify and defend Todos against any liens for services provided to MOTOPARA.

3.	On March 1, 2021, the Company entered into settlement agreement with one of its lenders, under which the Company paid the lender an amount of approximately $182 as full settlement of the prepayment obligation.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 24 - SUBSEQUENT EVENTS (Cont.)

C.	Platform Account Agreement

On February 4, 2021 (“Effective Date”), the Company entered into Platform Account Agreement that will be used for investor relations with SRAX Inc. (“SRAX”) under which SRAX grants the Company a non-exclusive, non-transferable and non-sublicensable right to access and use the platform during the below Term, solely by the authorized employees of the Company for the Company’s own internal business purposes. In exchange for such services, the Company will pay certain fees to SRAX that including inter alia issuance of shares of Common Stock.

Subject to the terms of the Platform Account Agreement, SRAX shall use commercially reasonable efforts to make access to the Platform available 24 hours per day and 7 days per week. If access to the Platform is available less than 99% of the time in any calendar month for reasons not constituting an Access Exception, then, following the Company’s written request, SRAX will provide the Company a credit equal to 10% of the Fees due for such month for each percentage point by which such uptime commitment is missed, up to a maximum of the full amount of Fees due for such month. Any credit will be applied to the next month’s Fees due hereunder and, if the Platform Account Agreement terminates prior to application of the applicable credit, such credit shall be treated as a reimbursement obligation by Company. The Platform Agreement does not entitle the Company to any support for the Platform.

The initial term of the Platform Account Agreement begins on the Effective Date and continues as a one-year subscription from such date (the “Initial Term”). The Platform Account Agreement will automatically renew on a month-to-month basis after the first year until either party gives the other party written notice of non-renewal at least 30 days prior to the expiration of the then-current term.

D.	First Amendment to Secured Convertible Equipment Loan Agreement

As noted in Note 8A1, in March 2021, the Company entered into First Amendment (the “Amendment”) to Secured Convertible Equipment Loan Agreement with one of its lenders, under which the parties agreed as follows:

1.	On or before May 1, 2021, the Company shall repay to the lender the Aggregate Loan Principal Amount of $450 in cash, without interest.

2.	On or before May 1, 2021, the Company shall repay to the lender, or contribute to a charity designated by the lender, the original initial discount in the amount of $320, plus an additional $100 as compensation for the lender agreeing to postpone repayment of the Aggregate Principal Amount.

3.	Upon execution of the Amendment, the Company shall issue to the lender, or contribute to a charity designated by the lender, 2,000,000 restricted ordinary shares of the Company, nominal value NIS 0.0001 per share, as additional compensation to the lender for its agreement to defer repayment of the Aggregate Loan Principal Amount.

E.	Closing Agreement

As noted in Note 11I, on March 3, 2021, the Company and the Purchaser entered into a Closing Agreement (the “Closing Agreement”) pursuant to which the Purchaser exercised its right to invest an additional $848 into the Company in the form of July 2020 Convertible Notes (the “Tranche 2 Securities”).

The Company hereby covenants and agrees to file a registration agreement with respect to the Tranche 2 Securities on or before the earlier to occur of (a) the date that the Company files a registration statement with respect to any other securities of the Company or (b) April 1, 2021 (such date, the “Tranche 2 Filing Date”) and cause a registration statement to be declared effective under the Securities Act with respect to the Tranche 2 Securities on or before May 1, 2020. The Company acknowledges that failure to timely comply with the foregoing obligations will subject the Company to substantial liability under the Registration Agreement, including without limitation liquidated damages in the amount of $250, along with an amount of cash accruing each month equal to the value of 1% of the value of the Tranche 2 Securities.

TODOS MEDICAL LTD.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020, or the Evaluation Date. Based on such evaluation, those officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are ineffective in recording, processing, summarizing and reporting, on a timely basis, information required to be included in periodic filings under the Exchange Act and that such information is not accumulated and communicated to management, including our principal executive and financial officers, in a manner sufficient to allow timely decisions regarding required disclosure, due to lack of sufficient internal accounting personnel, segregation of duties, lack of sufficient internal controls (including IT general controls) that encompass the Company as a whole with respect to entity and transactions level controls in order to ensure complete documentation of complex and non-routine transactions and adequate financial reporting.

Management has identified corrective actions to remediate such material weaknesses, and subject to fundraising, which includes hiring additional employees. Management intends to implement procedures to remediate such material weaknesses during the fiscal year 2021; however, the implementation of these initiatives may not fully address any material weakness or other deficiencies that we may have in our disclosure controls and procedures.

(b)	Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based principally on the framework and criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission as of the end of the period covered by this report. Based on that evaluation, we have identified a material weakness related to our internal control over financial reporting as of December 31, 2020. As defined in Regulation 12b-2 under the Securities Exchange Act, a “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected on a timely basis. Specifically, as of December 31, 2020, the ineffectiveness of the Company’s internal control over financial reporting was due to identification of material weaknesses (i.e. lack of sufficient internal accounting personnel, segregation of duties, lack of sufficient internal controls (including IT general controls) that encompass the Company as a whole with respect to entity and transactions level controls) in order to ensure complete documentation of complex and non-routine transactions and adequate financial reporting during the year ended December 31, 2020.

Management has identified corrective actions to remediate such material weaknesses, subject to fundraising, which includes hiring additional employees. Management intends to implement procedures to remediate such material weaknesses during the fiscal year 2021; however, the implementation of these initiatives may not fully address any material weakness or other deficiencies that we may have in our disclosure controls and procedures.

(c)	Attestation Report of the Registered Public Accounting Firm.

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting due to an exemption for emerging growth companies provided in the JOBS Act.

(d)	Changes in Internal Control over Financial Reporting.

During the year ended December 31, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

TODOS MEDICAL LTD.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth information regarding the directors of Todos as of March 31, 2021:

Name	Age	Director Since	Term Ends
Gerald Commissiong, Chief Executive Officer and Director	39	2020	2021
Daniel Hirsch, Chief Financial Officer and Director	52	2020	2021
Rami Zigdon, Chief Business Officer	58
Dr. Herman Weiss, Chairman of the Board	50	2017	2021
Dr. Lauren Chung, Director	48	2020	2021
Moshe Schlisser, Director	32	2016	2021
Moshe Abramovitz, Director	39	2016	2021

Gerald Commissiong	Gerald Commissiong has served as our Chief Executive Officer and director since January 5, 2020. In addition, Mr. Commissiong serves as Chief Executive Officer, President and a member of the Board of Directors of Amarantus Bioscience Holdings, Inc. (“Amarantus”), of which he is a co-founder. Prior to becoming Chief Executive Officer of Amarantus in October 2011, Mr. Commissiong was the Chief Operating Officer of Amarantus. Mr. Commissiong graduated from Stanford University in Management Science and Engineering with a focus on Financial Decisions. The Board believes that Mr. Commissiong’s executive leadership and healthcare expertise qualifies Mr. Commissiong to serve as a director.

Daniel Hirsch	Daniel Hirsch has served as our Chief Financial Officer and director since January 5, 2020. Mr. Hirsch has been managing Partner of First Line Capital, LLC since 2002. Prior to 2002, Mr. Hirsch served as Senior Consultant at Integrated Healthcare based in Greenwich, Connecticut providing turn around services for large medical practices. From 1992 to1998, Mr. Hirsch was Director of Primary Care for Hackensack University Medical Center in Hackensack, New Jersey. The Board believes that Mr. Hirsch’s financial expertise in the healthcare industry qualifies Mr. Hirsch to serve as a director.

Rami Zigdon	Rami Zigdon is an entrepreneur with multidisciplinary knowledge and experience. He founded the Company. Mr. Zigdon brings with him strong experience leading technology companies. Prior to founding the Company, he served as the country manager for Hitachi Semiconductors, Renesas Technology and Atmel. He also served as a product manager at Scitex Corporation Europe, and as the Chief Technology Officer of NI Medical. Mr. Zigdon has been recognized for his leadership in the development and implementation of effective product development strategies and FDA submissions. The Board believes that Mr. Zigdon’s experience with the Company and his experience in the healthcare industry generally qualifies him to serve as Chief Business Officer

Dr. Herman Weiss	Dr. Herman Weiss has served as a director of the Company since June 22, 2017 and Chairman of the Board of Directors since January 5, 2020. Dr. Weiss served as Chief Executive Officer of the Company from July 30, 2018 to January 5, 2020. In addition, Dr. Weiss previously served as the Vice President of Medical Affairs and Clinical Development at Juniper Pharmaceuticals Inc. in Boston, MA. Before that, Dr. Weiss served as the Global Medical Director of women’s health and bone health at Teva Pharmaceutical Industries, Ltd. in Petah Tikve, Israel. Dr. Weiss has served as a consultant to multiple medical device and pharmaceutical companies, including American medical systems and venture capital firms in New York City, and also founded and served as the Chief Medical Officer of FibroControl, a biotech medical device company in Herzliya, Israel. Dr. Weiss owns multiple patents and is the author of numerous publications in the area of women’s health and gynecology. Dr. Weiss holds an M.B.A. from the George Washington University, Washington DC, an M.D. from the Ohio State University College of Medicine, and a B.A. in Philosophy (summa cum laude) from the Ramapo College of New Jersey. The Board believes that Dr. Weiss’ experience in the medical device and pharmaceutical industries qualifies him to serve as Chairman of the Board.

Lauren Chung, Director	Dr. Lauren Chung has served as director of the Company since April 2020. In 2012, Dr. Chung founded, and since then, she has served as Chief Executive Officer of MINLEIGH LLC, identifying, evaluating and partnering with companies for investments and strategic, operational, and commercial opportunities. Dr. Chung has over 20 years of healthcare investment management, investment banking, and advisory experience. Dr. Chung was a managing director in Healthcare Research at WestPark Capital. Previously, Dr. Chung was a co-founder of Tokum Capital Management, a global healthcare fund, which merged with Perella Weinberg Partners. Prior to that, Dr. Chung managed healthcare investment portfolios at RBR Capital, Kingdon Capital, and Pequot Capital. Earlier in her career, Dr. Chung was a recognized research scientist conducting cutting edge research in neurodegenerative and genetic disorders at Massachusetts General Hospital/Harvard Medical School and Boston Children’s Hospital. Dr. Chung has published many leading peer-reviewed scientific journals. As a current and former director of public and private companies, Dr. Chung brings a valuable perspective for the Company’s strategy and operations as well as extensive scientific insights. Dr. Chung holds a Ph.D. in Neuropathology from Columbia University-College of Physicians & Surgeons, and a BA with honors in Biochemistry and Economics from Wellesley College. The Board believes that Dr. Chung’s experience with companies in the healthcare industry qualifies her to serve as a director.

TODOS MEDICAL LTD.

Moshe Schlisser	Mr. Moshe Schlisser has served as a director of the Company since February 27, 2016. Mr. Schlisser currently also serves as a director at SmartGreen Ltd, Tantel Group Ltd and III Pte Ltd. Since 2018, Mr. Schlisser has been serving as General Partner at Shefa Capital Ltd, a Growth Venture Fund with a focus on mid to later stage deep technology investments. Mr. Schlisser has held managerial positions in various investment firms and has experience with investments, structured finance and mergers and acquisitions. In 2010, Mr. Schlisser co-founded and currently serves as a director of a soup kitchen in Jerusalem that serves a hot prepared dinner every night to over 50 homeless and underprivileged individuals and delivers weekend food packages to over 250 underprivileged families. The Board of Directors believes that Mr. Schlisser’s experience in the capital markets qualifies him to serve as a director.

Moshe Abramovitz	Mr. Moshe Abramovitz has served as a director of the Company since February 27, 2016. Mr. Abramovitz has held managerial positions in various organizations (Israeli companies and charities) including serving as the Deputy Chief Executive Officer of A.S. Mehadrin Ltd. Mr. Abramovitz holds a B.A. in business administration, specializing in information systems, from Ono Academic College and an MBA in business administration specializing in business strategy from Ono Academic College. Mr. Abramowitz received training and a certificate to serve as a mediator from Bar Ilan University. The Board believes that Mr. Abramowitz’s managerial positions qualify him to serve as a director.

Family Relationships

There are no family relationships among any of our executive officers or directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Not applicable.

TODOS MEDICAL LTD.

Code of Business Conduct

We have adopted a written code of ethics that applies to our officers and employees, including our principal executive officer, principal financial officer, principal controller and persons performing similar functions as well as our directors. Our Code of Business Conduct and Ethics is posted on our website at www.todosmedical.com. Information contained on, or that can be accessed through, our website does not constitute a part of this annual report on Form 10-K and is not incorporated by reference herein. If we make any amendment to the Code of Business Conduct and Ethics or grant any waivers, including any implicit waiver, from a provision of the code, we will disclose the nature of such amendment or waiver on our website to the extent required by the rules and regulations of the SEC including the instructions to Item 10 of Form 10-K. We have not granted any waivers under our Code of Business Conduct and Ethics.

Audit Committee and Audit Committee Financial Experts

Our Board of Directors has a separately designated standing Audit Committee. The members of the Audit Committee are Moshe Schlisser (chair), Moshe Abramowitz and Lauren Chung. The Board has determined that all of the members of the Audit Committee are independent as defined in our independence standards. The Board has designated Lauren Chung as “audit committee financial expert” under SEC rules.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation-Related Requirements of the Israeli Companies Law

As approved at our 2020 annual general meeting of shareholders, and as required by the Israeli Companies Law, we have adopted a Compensation Policy regarding the terms of office and employment of our “office holders” (as defined under the Israeli Companies Law, which includes directors, the CEO, other executive officers and any other managers directly subordinate to the CEO), including cash compensation, equity-based awards, releases from liability, indemnification and insurance, severance and other benefits (the “Terms of Office and Employment”). Each of our directors and executive officers is an “office holder” within the meaning of the Israeli Companies Law. The Compensation Policy is reviewed from time to time by the Compensation Committee and Board to ensure its alignment with our compensation philosophy and to consider its appropriateness for Todos and is required to be brought at least once every three years to our shareholders for approval.

Pursuant to the Israeli Companies Law, arrangements between Todos and its office holders must generally be consistent with the Compensation Policy. However, under certain circumstances, we may approve an arrangement that is not consistent with the Compensation Policy, if the arrangement is approved by a majority of our shareholders, provided that (i) the majority includes a majority of the votes cast by shareholders who are present and voting (abstentions are disregarded) who (A) are not controlling shareholders and (B) do not have a personal interest in the matter, or (ii) the votes cast against the arrangement by shareholders who are not controlling shareholders and who do not have a personal interest in the matter who were present and voted constitute two percent or less of the voting power of the Company (a “special majority”). Under certain circumstances, if the Compensation Policy is not approved by the shareholders, the Compensation Committee and the Board may nonetheless approve such policy.

In addition, pursuant to the Israeli Companies Law, the Terms of Office and Employment generally require the approval of the Compensation Committee and the Board. The Terms of Office and Employment as applicable to directors further require the approval of the shareholders by a simple majority. The Terms of Office and Employment with respect to a CEO generally require the approval of the shareholders by the special majority referenced in the immediately preceding paragraph. Pursuant to regulations promulgated under the Israeli Companies Law, shareholder approval is not required with respect to Terms of Office and Employment granted to a director or a CEO for the period following his or her appointment until the next general meeting of shareholders, provided these terms are (i) approved by the Compensation Committee and the Board, (ii) consistent with the Compensation Policy and (iii) on similar or less favorable terms than those of the person’s predecessor. In addition, under certain circumstances, shareholder approval is not required with respect to the Terms of Office and Employment of a candidate for CEO if the Compensation Committee determines that the engagement will be frustrated if the approval is pursued, provided that the terms are consistent with the Compensation Policy. Mr. Gerald Commissiong’s compensation package (among others) was approved at the Company’s Annual General Meeting on July 29, 2020.

Under certain circumstances, if the Terms of Office and Employment of office holders who are not directors are not approved by the shareholders, where such approval is required, the Compensation Committee and the Board may nonetheless approve such terms. In addition, non-material amendments of the Terms of Office and Employment of office holders who are not directors may be approved by the Compensation Committee only and non-material amendments of the Terms of Office and Employment of office holders who are not directors and excluding the CEO may be approved by the CEO only, provided such approvals are permitted under the Compensation Policy and consistent therewith. Accordingly, for as long as not otherwise determined by the Compensation Committee and the Board, our President and CEO is currently authorized to approve benefits and perquisites for any other executive officer with respect to any calendar year, provided that it does not exceed the value of such executive officer’s one month base salary.

As of December 31, 2020, we did not have any kind of stock option plan.

TODOS MEDICAL LTD.

Summary Compensation Table

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Principal Executive Officer and our two other highest paid executive officer whose total annual salary and bonus exceeded $100,000 (collectively, the “named executive officers”) for fiscal year 2020.

Name and principal position	Year	Salary ($)	Bonus ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Gerald Commissiong, PEO	2020	$156,250	-	-	$219,851	-	$376,101
Daniel Hirsch, CFO	2020	$93,750	-	-	$111,128	-	$204,878

Director Compensation

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Directors for fiscal year 2020.

Name	Fees earned or paid in cash ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(e)	(f)	(g)	(h)
Dr. Herman Weiss	$27,083	-	$63,699		$90,782
Gerald Commissiong	$27,083	-	$56,993		$84,076
Daniel Hirsh	$27,083	-	$56,993		$84,076
Lauren Chung	$27,083	-	$56,993	$6,250	$90,326
Moshe Abramovitz	$27,083	-	$56,993	$4,167	$88,243
Moshe Schlisser	$33,854	-	$56,993	$8,333	$99,180

TODOS MEDICAL LTD.

Outstanding Equity Awards at Fiscal Year End

The following table provides certain summary information concerning equity awards made to our executive officers as of December 31, 2020.

	Option awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Gerald Commissiong	305,870	1,733,263		0.095	July 29, 2025
Daniel Hirsch	75,893	430,058		0.095	July 29, 2025

TODOS MEDICAL LTD.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership

The following table describes, as of March 31, 2021, the beneficial ownership of Todos ordinary shares by:

●	each person we believe beneficially holds more than 5% of the outstanding ordinary shares based solely on our review of SEC filings;
●	each of our named executive officers;
●	each of our directors; and
●	all of our directors and executive officers as a group.

	No. of Shares Beneficially Owned	Percentage Owned

Directors and executive officers:
Dr. Herman Weiss	300,000	*
Gerald Commissiong(1)	78,025,645	14.12%
Rami Zigdon(2)	3,423,850	*
Lauren Chung	0	*
Moshe Abramovitz	0	*
Moshe Schlisser	0	*
Daniel Hirsch	54,000	*
The Strategic Group	44,744,827	8.1%
All directors and executive officers as a group (7 persons)	81,803,495	14.81. %

The address of each shareholder is c/o Todos Medical Limited, 121 Derech Menachem Begin, 30th Floor, Tel Aviv, 6701203 Israel.

*	Indicates beneficial ownership of less than 1% of the total ordinary shares outstanding.

(1) Includes 78,025,645 shares owned by Amarantus. Gerald Commissiong is the Executive Chairman and controlling shareholder of Amarantus and in such capacity holds voting and dispositive power over the securities held by such entity.

(2) Includes 1,000 shares underlying a warrant which is currently exercisable and 1,241,163 employee option shares that were granted to Mr. Zigdon in January 2016 (when the Company was a private company), 103,428 out of which were vested and exercised by Mr. Zigdon and are currently held by ESOP Management & Trust Services Ltd. for the benefit of Mr. Zigdon. As of March 31, 2021, 1,137,735 of these employee option shares are outstanding.

TODOS MEDICAL LTD.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On February 27, 2019, we entered into a joint venture agreement with Amarantus, pursuant to which we issued Ordinary Share representing 19.99% of our then outstanding Ordinary Shares to Amarantus, in exchange for Amarantus transferring to us 19.99% of Breakthrough, a wholly-owned subsidiary of Amarantus, and for Amarantus assigning the License to Breakthrough. As part of the transaction, we agreed to provide working capital to Breakthrough to support Breakthrough’s operations. As part of the Breakthrough joint venture, we were granted an exclusive option, which was limited to an exercise period of 60 days from its date, to acquire the remaining 80.01% of Breakthrough from Amarantus. At our 2019 annual meeting of shareholders, our shareholders approved a resolution authorizing us to exercise our option to acquire the remaining 80.01% of Breakthrough from Amarantus in exchange for an additional 30% of our then issued and outstanding Ordinary Shares. Our Chief Executive Officer, Gerald Commissiong, is also the Executive Chairman and controlling shareholder of Amarantus.

The Amarantus transaction was valued at approximately $8,623,000 and Amarantus’ holdings in Todos have a value of approximately $4,135,359 based upon the Company’s closing market price on March 31, 2021.

The related party transaction described above was reviewed and approved in accordance with the provisions of the Israeli Companies Law, as described below.

Approval of Related Party Transactions

The Israeli Companies Law requires that an “office holder” (as defined in the Israeli Companies Law) of a company promptly disclose any personal interest that he or she may have and all related material information known to him or her, in connection with any existing or proposed transaction of the company.

Pursuant to the Israeli Companies Law, any transaction with an office holder or in which the office holder has a personal interest (other than with respect to such office holder’s Terms of Office and Employment) must be brought before the Audit Committee, in order to determine whether such transaction is an “extraordinary transaction” (defined as a transaction not in the ordinary course of business, not on market terms or likely to have a material impact on the company’s profitability, assets or liabilities).

Pursuant to the Israeli Companies Law, the Amended Articles and Todos policy, in the event that the Audit Committee determines that the transaction is not an extraordinary transaction, the transaction will require only Audit Committee approval; if, however, it is determined to be an extraordinary transaction, Board approval is also required and, in some circumstances, shareholder approval may also be required. Such a transaction may only be approved by the Board if it is determined to be in the best interests of Todos.

A person with a personal interest in the matter generally may not be present at meetings of the Board or certain committees where the matter is being considered and, if a member of the Board or a committee, may generally not vote on the matter.

Transactions with Controlling Shareholders

Under Israeli law, extraordinary transactions with a controlling shareholder, or in which the controlling shareholder has a personal interest, and any engagement with a controlling shareholder, or a controlling shareholder’s relative, with respect to the provision of services to the company or their Terms of Office and Employment as an office holder or as another employee, generally require the approval of the Audit Committee (or with respect to Terms of Office and Employment, the Compensation Committee), the Board of Directors and the shareholders. If required, shareholder approval must include (i) at least a majority of the shareholders who do not have a personal interest in the transaction and are present and voting at the meeting (abstentions are disregarded), or, alternatively, that (ii) the total shareholdings of the disinterested shareholders who vote against the transaction do not represent more than two percent of the voting rights in the company. Transactions for a period of more than three years generally need to be brought for approval in accordance with the above procedures every three years.

A shareholder who holds 25% or more of the voting rights in a company is considered a controlling shareholder for these purposes if no other shareholder holds more than 50% of the voting rights. If two or more shareholders are interested parties in the same transaction, their shareholdings are combined for the purposes of calculating percentages.

Director Independence

We define an independent director as a a member of the board of directors who (1) does not have a material relationship with the Company, (2) is not part of the Company’s executive team, and (3) is not involved with the day-to-day operations of the Company.

The Board of Directors has determined that all of the directors that currently serve on the Board of Directors are, and all of the directors that served on the Board of Directors during 2020 were, independent, except for Gerald Commissiong (who is also our Chief Executive Officer) and Daniel Hirsch (who is also our Chief Financial Officer).

TODOS MEDICAL LTD.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Policy on Pre-Approval of Audit and Non-Audit Services of Independent Auditors

Todos’ Audit Committee is responsible for overseeing the work of its independent auditors. The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by Fahn Kanne and other members of Grant Thornton. These services may include audit services, audit-related services, tax services and other services, as further described below. Once services have been pre-approved, Fahn Kanne and management then report to the Audit Committee on a periodic basis regarding the extent of services actually provided in accordance with the applicable pre-approval, and regarding the fees for the services performed. Such fees for 2020 and 2019 were pre-approved by the Audit Committee in accordance with these procedures.

Principal Accountant Fees and Services

Todos paid the following fees for professional services rendered by Fahn Kanne and other members of Grant Thornton Limited, for the years ended December 31, 2020 and 2019:

	2020	2019
	(U.S. $)
Audit fees	120,000	70,000
Audit-related fees	12,000	47,168
Tax fees
All other fees
Total	$132,000	$117,168

The audit fees for the years ended December 31, 2020 and 2019 were for professional services rendered for the integrated audit of Todos’ annual consolidated financial statements and its internal control over financial reporting as of December 31, 2020 and 2019, review of consolidated quarterly financial statements, statutory audits of Todos and its subsidiaries, issuance of comfort letters, consents and assistance with review of documents filed with the SEC, as well as the audit of carve out financial statements prepared in connection with certain divestment activities.

The Audit-related fees for the years ended December 31, 2020 and 2019 were paid for the following services: due diligence related to mergers and acquisitions, accounting consultations and employee benefit plan audits, internal control reviews, attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Tax fees for the years ended December 31, 2020 and 2019 were paid for the following services: services related to tax compliance, including the preparation of tax returns and claims for refund, tax planning and tax advice, including assistance with tax audits and appeals, advice related to mergers and acquisitions, tax services for employee benefit plans and assistance with respect to requests for rulings from tax authorities.

All other fees for the years ended December 31, 2020 and 2019 were paid mainly for an internal control review associated with the design and implementation plans of an ERP system, as well as for license fees for the use of accounting research tools and training regarding general financial reporting developments.

The Audit Committee believes that the provision of all non-audit services rendered is compatible with maintaining Fahn Kanne’s independence.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following financial statements are filed as part of this Annual Report on Form 10-K:

page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Financial Statements:
Balance sheets	F-3
Statements of income	F-4
Statements of comprehensive income (loss)
Statements of changes in equity	F-5
Statements of cash flows	F-7
Notes to consolidated financial statements	F-9
Financial Statement Schedule:
Report of Independent Registered Public Accounting Firm
Schedule II — Valuation and Qualifying Accounts

TODOS MEDICAL LTD.

Exhibits

The information called for by this Item is incorporated herein by reference to the Exhibit Index in this Form 10-K.

3.1	Amended and Restated Articles of Association of Todos Medical Ltd. (filed as Exhibit 99.1 to the Company’s current report on Form 6-K (File No. 333-209744) filed on March 30, 2017, and incorporated herein by reference).

4.1	Todos Medical Ltd. 2015 Israeli Share Option Plan (filed as Exhibit 10.7 to the Company’s registration statement on Form F-1 (File No. 333-209744) filed on February 26, 2016, and incorporated herein by reference).

10.1	Summary English Translation of Lease Agreement for Corporate Offices in Rehovot, Israel (filed as Exhibit 10.4 to the Company’s registration statement on Form F-1 (File No. 333-209744) filed on February 26, 2016, and incorporated herein by reference).

10.2	Employment Agreement, dated March 16, 2017, between Todos Medical Singapore Pte Ltd. and Dr. Wee Yue Chew and warrant agreement, dated March 16, 2017, between Todos Medical Ltd. and Dr. Wee Yue Chew (filed as Exhibit 4.12 to Form 20-F (File No. 333-209744) filed on May 1, 2017, and incorporated herein by reference).

10.3	Convertible Bridge Loan Agreement, dated February 27, 2019, filed as Exhibit 4.1 to the Company’s Form 6-K filed on February 28, 2019

10.4	Amendment to Convertible Bridge Loan Agreement, dated February 27, 2019, filed as Exhibit 4.1 to the Company’s Form 6-K filed on March 12, 2019

10.5	Share Purchase and Assignment of License Agreement among Todos Medical Ltd., Amarantus Bioscience Holdings, Inc., and Breakthrough Diagnostics, Inc., dated February 27, 2019, filed as Exhibit 4.4 to the Company’s Form 6-K filed on February 28, 2019

10.6	Assignment and Loan Conversion Agreement among the Company, Adeline Holdings Ltd., Yitzhak Ostrovitsky, and Sorry Doll Ltd. and S.B. Nihul Merkakein Ltd., dated November 28, 2018, filed as Exhibit 4.9 to the Company’s Form 20-F filed on March 28, 2019, and incorporated herein by reference

10.7	Marketing and Reseller Agreement, between the Company and Care G.B. Plus Ltd., dated December 20, 2018 filed as Exhibit 4.10 to the Company’s Form 20-F filed on March 28, 2019, and incorporated herein by reference

10.8	Exclusive option agreement among the Company, Strategic Investment Holdings, LLC, Ascenda BioSciences LLC and Provista Diagnostics, Inc. dated January 6, 2020. filed as Exhibit 10.8 to the Company’s Registration Statement on Form F-1/A, filed on August 17, 2020, and incorporated herein by reference.

10.9	2% Convertible Redeemable Note made by the Company in favor of Shmuel Rotbard in the original principal amount of $375,000 dated June 15, 2020. filed as Exhibit 10.9 to the Company’s Registration Statement on Form F-1/A, filed on August 17, 2020, and incorporated herein by reference.

10.10	Securities Purchase Agreement with Daniel Reich, dated June 23, 2020. filed as Exhibit 10.10 to the Company’s Registration Statement on Form F-1/A, filed on August 17, 2020, and incorporated herein by reference.

10.11	Securities Purchase Agreement with Alexsander Shmuel Bar On, dated June 29, 2020. filed as Exhibit 10.11 to the Company’s Registration Statement on Form F-1/A, filed on August 17, 2020, and incorporated herein by reference.

10.12	Securities Purchase Agreement, dated July 9, 2020, with Leviston Resources, LLC. filed as Exhibit 10.12 to the Company’s Registration Statement on Form F-1/A, filed on August 17, 2020, and incorporated herein by reference.

10.13	Form of convertible note dated July 28, 2020, between the Company and the Todos Investors. filed as Exhibit 10.13 to the Company’s Registration Statement on Form F-1/A, filed on August 17, 2020, and incorporated herein by reference.

10.14	Purchase Agreement dated as of August 4, 2020 by and between Todos Medical Ltd. and Lincoln Park Capital Fund, LLC. filed as Exhibit 10.1 to the Company’s Form 6-K filed on August 6, 2020.

10.15	Registration Rights Agreement dated as of August 4, 2020 by and between Todos Medical Ltd. and Lincoln Park Capital Fund, LLC, filed as Exhibit 10.2 to the Company’s Form 6-K filed on August 6, 2020.

10.16	Research and License Agreement with B.G. Negev Technologies and Applications Ltd. and Mor Research Applications Ltd., dated April 26, 2010, as amended June 25, 2012 (filed as Exhibit 10.1 to the Company’s registration statement on Form F-1 (File No. 333- 209744) filed on February 26, 2016, and incorporated herein by reference).

10.17	Addendum No. 2 to Research and License Agreement Dated March 19, 2017, as amended on June 25, 2012 with B.G. Negev Technologies and Applications Ltd. and Mor Research Applications Ltd. (filed as Exhibit 4.2 to Form 20-F (File No. 333- 209744) filed on May 1, 2017, and incorporated herein by reference).

10.18	Employment Agreement between the Company and Dr. Herman Weiss, dated March 25, 2019, filed as Exhibit 10.11 to the Company’s Registration Statement on Form F-1 filed on April 22, 2019, and incorporated herein by reference.

10.19	Loan Agreement dated March 24, 2020 by and between Todos Medical Ltd. and Ethel Zelniec, filed as Exhibit 10.19 on the Company’s Registration Statement on Form F-1/A, filed on August 17, 2020, and incorporated herein by reference.

10.20	Loan Agreement dated February 25, 2020 by and between Todos Medical Ltd. and Ethel Zelniec, filed as Exhibit 10.20 on the Company’s Registration Statement on Form F-1/A, filed on August 17, 2020, and incorporated herein by reference.

10.21	Loan Agreement dated January 23, 2020, by and between Todos Medical Ltd. and Bel Har Investments Ltd., filed as Exhibit 10.21 on the Company’s Registration Statement on Form F-1/A, filed on August 17, 2020, and incorporated herein by reference.

10.22	Loan Agreement dated March 23, 2020 by and between Todos Medical Ltd. and Bel Har Investments Ltd., filed as Exhibit 10.22 on the Company’s Registration Statement on Form F-1/A, filed on August 17, 2020, and incorporated herein by reference.

TODOS MEDICAL LTD.

10.23	Loan Agreement dated March 24, 2020 by and between Todos Medical Ltd. and DPH Investments Ltd., filed as Exhibit 10.23 on the Company’s Registration Statement on Form F-1/A, filed on August 17, 2020, and incorporated herein by reference.

10.24	Loan Agreement dated March 22, 2020 by and between Todos Medical Ltd. and Avner Krohn, filed as Exhibit 10.24 on the Company’s Registration Statement on Form F-1/A, filed on August 17, 2020, and incorporated herein by reference.

10.25	Loan Agreement dated March 15, 2020 by and between Todos Medical Ltd. and Shmuel Rotbard, filed as Exhibit 10.25 on the Company’s Registration Statement on Form F-1/A, filed on August 17, 2020, and incorporated herein by reference.

10.26	Form of Loan Agreement dated March 24, 2020 by and between Todos Medical Ltd. and DPH Investments Ltd., filed as Exhibit 10.26 on the Company’s Registration Statement on Form F-1/A, filed on August 17, 2020, and incorporated herein by reference.

10.27	Form of Loan Agreement dated March 24, 2020 by and between Todos Medical Ltd. and Tehresa Yee Ling Tan, filed as Exhibit 10.27 on the Company’s Registration Statement on Form F-1/A, filed on August 17, 2020, and incorporated herein by reference.

10.28	Loan Agreement dated January 27, 2020 by and between Todos Medical Ltd. and Greentree Financial Group Inc., filed as Exhibit 10.28 on the Company’s Registration Statement on Form F-1/A, filed on August 17, 2020, and incorporated herein by reference

10.29	Loan Conversion Agreement dated May 10, 2020, by and among Todos Medical Ltd., Shmuel Mellman, Meir Ben Zur and Shay Zaga.

10.30	Receivables Financing Agreement effective as of June 19, 2020 by and among Toledo Advisors L.L.C., Corona Diagnostics LLC, Todos Medical USA, a Nevada corporation and Todos Medical Ltd.

10.31	Amendment to Receivables Financing Agreement effective as of November 19, 2020 by and among Toledo Advisors L.L.C., Corona Diagnostics LLC, Todos Medical USA, a Nevada corporation and Todos Medical Ltd.

10.32	Secured Convertible Equipment Loan Agreement, dated November 4, 2020, between Todos Medical Ltd. and Friends of Yeshiva Orot Hateshuva Inc.

10.33	Secured Convertible Equipment Loan Agreement, dated December 31, 2020, between Todos Medical Ltd. and Harper Advance LLC

10.34	Non-Exclusive Distribution Agreement, dated March 17, 2020 between Todos Medical Ltd. and 3D Biomedicine Science and Technology Col. Ltd.

10.35	Medical Device Distribution Agreement, dated June 4, 2020 between Todos Medical Ltd. and 3D Biomedicine Science and Technology Col. Ltd.

10.36	Distribution Agreement dated June 18, 2020 between Todos Medical Ltd. and Meridian Health Services Network, Inc.

10.37	Distribution Agreement, dated July 23, 2020, between Todos Medical Ltd. and PCL Inc.

10.38	Amendment No. 1, dated July 28, 2020, to the Binding Joint Venture Agreement between Todos Medical Ltd. and Amarantus Bioscience Holdings, Inc.

10.39	Securities Purchase Agreement dated as of January 22, 2021, between Todos Medical Ltd and Yozma Global Genomic Fund 1, filed as Exhibit 10.1 on the Company’s Form 8-K filed January 26, 2021, and incorporated herein by reference.

10.40	Form of Promissory Convertible Note issued by Todos Medical Ltd to Yozma Global Genomic Fund 1, filed as Exhibit 10.2 on the Company’s Form 8-K filed January 26, 2021, and incorporated herein by reference.

10.41	Form of Ordinary Share Purchase Warrant issued by Todos Medical Ltd. to Yozma Korea Group Ltd., filed as Exhibit 10.3 on the Company’s Form 8-K filed on January 26, 2021, and incorporated herein by refence.

10.42	Form of Securities Purchase Agreement, dated April 8, 2021, between Todos Medical Ltd. and the Purchaser, filed as Exhibit 10.1 on the Company’s Form 8-K filed April 14, 2021, and incorporated herein by reference

10.43	Form of Promissory Convertible Note issued by Todos Medical Ltd. to the Purchaser, filed as Exhibit 10.2 on the Company’s Form 8-K filed April 14, 2021, and incorporated herein by reference

10.44	Form of Ordinary Share Purchase Warrant issued by Todos Medical Ltd. to the Purchaser, filed as Exhibit 10.3 on the Company’s Form 8-K filed on April 14, 2021, and incorporated herein by reference

21.1	List of Subsidiaries

24.1	Power of Attorney (included on signature page to annual report).

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 16.	FORM 10-K SUMMARY

None.

TODOS MEDICAL LTD.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TODOS MEDICAL LIMITED

By:	/s/ Gerald Commissiong
Name:	Gerald Commissiong
Title:	President and Chief Executive Officer
Dated:	April 21, 2021

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT, that each of the undersigned directors and/or officers of Todos Medical Limited, a corporation organized under the laws of Israel, hereby constitutes and appoints Gerald Commissiong and Daniel Hirsch, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign, execute and deliver with the U.S. Securities and Exchange Commission any and all amendments to this annual report on Form 10-K, with all exhibits thereto, and other documents in connection therewith, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Title	Date

By:	/s/ Dr. Herman Weiss	Chairman of the Board of Directors	April 21, 2021
Dr. Herman Weiss

By:	/s/ Gerald Commissiong	President and Chief Executive Officer and Director	April 21, 2021
Gerald Commissiong

By:	/s/ Daniel Hirsch	Chief Financial Officer	April 21, 2021
	Daniel Hirsch	(Principal Financial Officer)

By:	/s/ Lauren Chung	Director	April 21, 2021
Lauren Chung

By:	/s/ Moshe Schlisser	Director	April 21, 2021
Moshe Schlisser

By:	/s/ Moshe Abramowitz	Director	April 21, 2021
Moshe Abramowitz

