Form 10-Q
period 2021-03-31
TODOS MEDICAL LTD.
filed 2021-06-22
CIK 1645260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2021

For the three months ended March 31, 2021

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of June 17, 2021, the registrant had 602,418,612 ordinary shares outstanding.

TODOS MEDICAL LTD.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2021

2

General and Where You Can Find Other Information

Unless otherwise indicated, all references to the “Company,” “we,” “our,” “Todos” and “Todos Medical” refer to Todos Medical Limited and its subsidiaries, Todos Medical USA, a Nevada corporation, Todos Medical Singapore Pte. Ltd., a Singaporean corporation, and to Corona Diagnostics, LLC, a Nevada limited liability company and a subsidiary of Todos Medical USA and Breakthrough Diagnostics Inc., a Nevada corporation. References to “revenues” refer to net revenues. References to “U.S. dollars,” “dollars,” “U.S. $” and “$” are to the lawful currency of the United States of America, and references to “NIS” are to new Israeli shekels. All references to “shares” in this quarterly report on Form 10-Q refer to the pre-reverse split ordinary shares of Todos Medical Ltd., par value NIS 0.01 per share. As is discussed elsewhere in this annual report on Form 10-Q, on May 11, 2020, Todos’ shareholders approved a reverse split of its shares based upon a ratio to be determined by Todos’ management, and at their next annual meeting, Todos’ shareholders will be asked to approve an extension of the deadline for the reverse split.

3

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TODOS MEDICAL LTD.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2021

F-1

TODOS MEDICAL LTD.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2021

TODOS MEDICAL LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands except share and per share amounts)

	As of March 31,	As of December 31,
	2021	2020
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$136	$935
Trade receivables	419	378
Inventories	1,590	536
Other current assets	161	601
Total current assets	2,306	2,450

Non-current assets:
Investment in affiliated companies accounted for under equity method, net	680	745
Investment in other company	455	224
Property and equipment, net	2,596	1,999
Prepaid expenses	361	591
Total non-current assets	4,092	3,559

Total assets	$6,398	$6,009

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Receivables financing facility, net	$-	$1,306
Loans, net	2,175	1,672
Accounts payable	1,346	1,640
Deferred revenues	-	844
Other current liabilities	3,003	2,316
Current amount of liability for minimum royalties	293	291
Total current liabilities	6,817	8,069

Non-current liabilities:
Convertible bridge loans, net	$15,885	$5,965
Derivative warrants liability, net	100	301
Fair value of bifurcated convertible feature of convertible bridge loans	2,859	2,500
Liability for minimum royalties, net of current amount	195	185
Total non-current liabilities	19,039	8,951

Commitments and contingent liabilities

Shareholders’ deficit:
Ordinary Shares of NIS 0.01 par value each:
Authorized: 1,000,000,000 shares at March 31, 2021 and December 31, 2020; Issued and outstanding: 552,345,481 shares and 376,335,802 shares at March 31, 2021 and December 31, 2020, respectively	1,595	1,059
Additional paid-in capital	43,785	35,211
Accumulated deficit	(64,838)	(47,281)
Total shareholders’ deficit	(19,458)	(11,011)

Total liabilities and shareholders’ deficit	$6,398	$6,009

*) Representing an amount less than $1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

TODOS MEDICAL LTD.

CONDENSED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands except share and per share amounts)

	Three month period ended March 31,
	2021	2020
	Unaudited

Revenues	$5,031	$-
Cost of revenues	(3,235)	-
Gross profit	1,796	-

Research and development expenses	(713)	(104)
Sales and marketing expenses	(1,358)	(750)
General and administrative expenses	(1,562)	(330)

Operating loss	(1,837)	(1,184)

Financing expenses, net	(15,(654	(3,454)
Share in losses of affiliated companies accounted for under equity method, net	(66)	-

Net loss for the period	$(17,557)	$(4,638)

Basic net loss per share	$(0.04)	$(0.03)
Diluted net loss per share	$(0.04)	$(0.03)

Weighted average number of ordinary shares outstanding attributable to ordinary shareholders used in computing basic net loss per share	462,650,478	139,223,048
Weighted average number of ordinary shares outstanding attributable to ordinary shareholders used in computing diluted net loss per share	464,214,552	139,223,048

The accompanying notes are an integral part of these condensed consolidated financial statements.

TODOS MEDICAL LTD.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

THREE MONTH PERIOD ENDED MARCH 31, 2021

(U.S. dollars in thousands except share and per share amounts)

	Ordinary shares		Additional paid-in	Accumulated	Total Shareholders’
	Shares	Amount	capital	deficit	deficit

Balance as of December 31, 2020	376,335,802	$1,059	$35,211	$(47,281)	$(11,011)
Changes during the three months period ended March 31, 2021:
Issuance of ordinary shares as settlement of previous commitments	2,500,000	8	(8)	-	-
Partial conversion of convertible bridge loans into ordinary shares (see Note 4B9)	134,358,817	409	6,461	-	6,870
Issuance of ordinary shares upon modification of terms relating to convertible straight loan transaction (see Note 3D)	2,000,000	6	82	-	88
Issuance of stock warrants as part of convertible bridge loan received (see Note 3B)	-	-	792	-	792
Issuance of ordinary shares in exchange for equity line received (see Note 4B8)	5,229,809	16	239	-	255
Issuance of ordinary shares as collateral for loan repayment (see Note 4B10)	20,000,000	61	809	-	870
Issuance of ordinary shares or commitment for issuance of fixed number of ordinary shares to service providers (see Note 4B11)	11,921,053	36	30	-	66
Stock-based compensation to employees and directors (see Note 5)	-	-	169	-	169
Net loss for the period	-	-	-	(17,557)	(17,557)
Balance as of March 31, 2021 (unaudited)	552,345,481	$1,595	$43,785	$(64,838)	$(19,458)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TODOS MEDICAL LTD.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

THREE MONTH PERIOD ENDED MARCH 31, 2020

(U.S. dollars in thousands except share and per share amounts)

	Ordinary shares		Additional paid-in	Accumulated	Total Shareholders’
	Shares	Amount	capital	deficit	deficit

Balance as of December 31, 2019	103,573,795	$280	$10,979	$(17,508)	$(6,249)
Changes during the three months period ended March 31, 2020:
Issuance of ordinary shares for call option to acquire potential acquiree	17,091,096	49	951	-	1,000
Partial conversion of convertible bridge loans into ordinary shares	27,336,061	78	1,508	-	1,586
Classification of derivative warrants liability into equity as result of partial conversion of convertible bridge loans into ordinary shares	-	-	333	-	333
Issuance of stock warrants as part of convertible bridge loan received			466		466
Issuance of ordinary shares and stock warrants upon modification of terms relating to convertible bridge loans transactions	350,000	1	376	-	377
Issuance of units consisting of ordinary shares (or fixed number of shares to be issued) and warrants	-	-	30	-	30
Issuance of ordinary shares or commitment for issuance of fixed number of ordinary shares to service providers	5,718,588	17	815	-	832
Net loss for the period	-	-	-	(4,638)	(4,638)
Balance as of March 31, 2020 (unaudited)	154,069,540	$425	$15,458	$(22,146)	$(6,263)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TODOS MEDICAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Three months period ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(17,557)	$(4,638)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	156	7
Liability for minimum royalties	12	9
Stock-based compensation (see Note 4B11 and Note 5)	235	832
Expiration of call options to acquire potential acquiree (See Note 6)	-	1,000
Share in losses of affiliated company	66	-
Modification of terms relating to straight loan transaction (see Note 3D and Note 6))	(6)	-
Modification of terms relating to convertible bridge loans transactions	-	(3,463)
Direct and incremental issuance costs allocated to conversion feature of convertible bridge loan (see Note 3B)	169	-
Exchange differences relating to loans from shareholders	-	(9)
Change in fair value of convertible bridge loans (See Note 6)	11,976	4,369
Amortization of discounts and accrued interest on convertible bridge loans (See Note 6)	3,057	-
Amortization of discounts and accrued interest on straight loans (See Note 6)	861	292
Change in fair value of derivative warrants liability and fair value of warrants expired (See Note 6)	(201)	919
Change in fair value of liability related to conversion feature of convertible bridge loans (See Note 6)	(977)	-
Increase in trade receivables	(41)	-
Increase in inventories	(1,054)	-
Decrease (increase) in other current assets	670	(47)
Increase (decrease) in accounts payable	(389)	100
Decrease in deferred revenues	(844)	-
Increase (decrease) in other current liabilities	687	(46)
Net cash used in operating activities	(3,180)	(675)

Cash flows from investing activities:
Purchase of property and equipment	(658)	-
Investment in other company	(231)	-
Net cash used in investing activities	(889)	-

Cash flows from financing activities:
Proceeds from straight loans, net (see also Note 3A and Note 3F)	1,677	697
Repayment of Receivables financing facility	(1,056)	-
Repayment of straight loans	(941)	-
Repayment of convertible bridge loans	(677)	-
Proceeds from issuance of units consisting of convertible bridge loans and stock warrants, net (see Note 3B and Note 3E)	4,012	-
Proceeds from issuance of units consisting of ordinary shares and stock warrants	-	30
Proceeds from issuance of ordinary shares through equity line (see Note 4B8)	255	-
Net cash provided by financing activities	3,270	727

Change in cash, cash equivalents	(799)	52
Cash, cash equivalents at beginning of period	935	17
Cash, cash equivalents at end of period	$136	$69

Supplemental disclosure of non-cash activities:

Purchasing of property and equipment included in accounts payable	$95	$-
Issuance of ordinary shares as collateral for loan repayment (see Note 4B10)	$870	$-
Partial conversion of convertible bridge loans and liability related to conversion feature of convertible bridge loans into ordinary shares (see Note 4B9)	$6,870	$1,586
Fair value of derivative warrants liability and convertible bridge loans classified into equity in connection with convertible bridge loans converted	$-	$333
Issuance of stock warrants as part of convertible bridge loan received (see Note 3B)	$792	$466
Issuance of ordinary shares upon modification of terms relating to convertible straight loan transaction (see Note 3D)	$88	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

TODOS MEDICAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands)

NOTE 1 – GENERAL

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

In December 2020, the Company announced the commercial launch of its proprietary 3CL protease inhibitor dietary supplement Tollovid™. Tollovid, a mix of botanical extracts, is being targeted to support healthy immune function against circulating coronaviruses. Tollovid was granted a Certificate of Free Sale by the US Food and Drug Administration (FDA) in August 2020, allowing its commercial sale anywhere in the United States. In May 2021, the FDA granted the Company a new Certificate of Free Sale for a second dosing regimen for Tollovid™ as a dietary supplement, under which the Company is authorized to market Tollovid with a dosing regimen of 60 pills over a five-day period, equivalent to 12 pills per day.

For the period of three months ended March 31, 2021, all of the revenue resulted from sales of COVID-19 related products. Through March 31, 2021, the Company has not yet generated any revenue from its developed cancer-screening tests TMB-1 and TMB-2, LymPro Test™ , or its dietary supplement, Tollovid™.

B.	Foreign operations

1.	Todos Medical (Singapore) Pte Ltd

On January 27, 2016, the Company incorporated a wholly owned subsidiary in Singapore under the name of Todos Medical (Singapore) Pte Ltd. (“Todos Singapore”) for the purpose of purpose of advancing clinical trials of the Company’s core technology for breast cancer in Southeast Asia. As of March 31, 2021, Todos Singapore has not yet commenced its business operations.

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

TODOS MEDICAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 1 - GENERAL

B.	Foreign operations

	5.	Other entities

		A.	In June 2020, the Company entered into an agreement with NLC Pharma Ltd., under which Antigen COVID Test Killer (“CATK”) was formed for the purpose of developing the diagnostic candidate Antigen Killer and product commercialization through the Company’s sales channels.

		B.	In August 2020, the Company entered into an agreement with Care GB Plus Ltd, under which Bio Imagery Ltd. (“Bio Imagery”) has been incorporated for the purpose of developing, marketing and commercializing the Products and all the Intellectual Property of the Company (“Todos Cancer Assets”) and to develop new Intellectual Property, products and services, and pursue the business based on the Todos Cancer Assets and on new intellectual property that will be developed by Bio Imagery. As of March 31, 2021, Bio Imagery has not yet commenced its business operations.

The Company’s investments in CATK and Bio Imagery are accounted for under the equity method of accounting.

The Company and its entities herein considered as the “Group”.

C.	Going concern uncertainty

The Company has devoted substantially all of its efforts to research and development of its cancer and other disease diagnostics products and raising capital to fund this development, along with its dietary supplement distribution. The development and commercialization of the Company’s products are expected to require substantial further expenditures. To date, the Company has not yet generated sufficient revenues from operations to support its activities, and therefore it is dependent upon external sources for financing its operations. Since inception through March 31, 2021, the Company has incurred accumulated losses of $64,838. As of March 31, 2021, the Company’s current liabilities exceed its current assets by $4,511, and there is a shareholders’ deficit of $19,458. The Company has generated negative operating cash flow for all periods. Management has considered the significance of such condition in relation to the Company’s ability to meet its current obligations and to achieve its business targets and determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company plans to finance its operations through the sale of equity and to the extent available, short-term and long-term loans (including through issuance of convertible loans together with other financial instruments) and also through revenues from sales of corona testing related products. There can be no assurance that the Company will succeed in obtaining the necessary financing or generating revenues from product sales to continue its operations as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During the year ended December 31, 2020, the Company raised net amounts of $2,617, $1,574, $2,368 and $4,126 through receivables financing facility, straight loans, private placement transactions (including equity line), and convertible bridge loans transactions, respectively. During the period of three months ended March 31, 2021, the Company raised net amounts of $1,677, $4,012 and $255 through straight loans, convertible bridge loans transactions and private placement transaction, respectively. In connection with raising capital and business combination transaction subsequent to March 31, 2021, see also Note 7A and Note 7B.

D.	Risk Factors

As described in the above paragraph, the Company has a limited operating history and faces a number of risks and uncertainties, including risks and uncertainties regarding to potential dispute which related to commercial terms in connection with unpaid invoices (related to sales, net yet recognized as revenue) with one of its significant clients.

TODOS MEDICAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 1 - GENERAL (Cont.)

E.	COVID-19

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

The COVID-19 pandemic has created and may continue to create significant opportunity under the uncertainty in macroeconomic conditions, which may cause further demand for the Company’s core business related to PCR testing kits and related materials and supplies as already reflected by recognized revenues of $5,207 and $5,031 during the year ended December 31, 2020 and the period of three months ended March 31, 2021, respectively, substantially all of which was generated after July 2020. However, the Company may face uncertainties around its estimates of revenue collectability and accounts receivable credit losses and its expectation to receive funds from external sources for financing its operations. The Company expects uncertainties around its key accounting estimates to continue to evolve depending on the duration and degree of impact associated with the COVID-19 pandemic. The Company estimates may change as new events occur and additional information emerges, and such changes are recognized or disclosed in the Company’s consolidated financial statements.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of presentation

The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on April 21, 2021 (the “2020 Form 10-K”). The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC related to interim financial statements. As permitted under those rules, certain information and footnote disclosures normally required or included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The financial information contained herein is unaudited; however, management believes all adjustments have been made that are considered necessary to present fairly the results of the Company’s financial position and operating results for the interim periods. All such adjustments are of a normal recurring nature.

The results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other interim period or for any future period.

B.	Use of estimates in the preparation of financial statements

The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of expenses during the reporting periods. Actual results could differ from those estimates. As applicable to these interim financial statements, the most significant estimates and assumptions include (i) identification of and measurement of financial instruments in funding transactions; (ii) initial measurement of investment in affiliated companies and subsequent equity method implications; (iii) determination whether an acquired company or formed entities represents a ‘business’; (iv) determination whether acquired or formed entities are considered Variable Interest Entities (VIE) and if so, whether the Group is its Primary Beneficiary (PB) and (v) measurement of the fair value of equity awards.

C.	Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and when applicable its majority owned entities that were determined to be VIE and that the Group was determined as their Primary Beneficiary (PB). Intercompany transactions and balances have been eliminated upon consolidation.

TODOS MEDICAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

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

E.	Basic and diluted net loss per ordinary share

The Company computes net loss per share in accordance with ASC 260, “Earning per Share”, which requires presentation of both basic and diluted loss per share on the face of the statement of operations.

Basic net loss per ordinary share is computed by dividing the net loss for the period applicable to ordinary shareholders, by the weighted average number of ordinary shares outstanding during the period. Diluted loss per share gives effect to all potentially dilutive common shares outstanding during the year using the treasury stock method with respect to stock options and certain stock warrants (accounted for as derivative liability) and using the if-converted method with respect to convertible bridge loans and certain stock warrants. In computing diluted loss per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.

The net loss and the weighted average number of shares used in computing basic and diluted net loss per share for the period of three month ended March 31, 2021 and 2020, is as follows:

	Three month period ended
	2021	2020

Numerator:
Net loss attributable to common shareholders	$17,577	$4,638
Revaluation of liability related to warrants to purchase shares of common stock	168	-

Net loss attributable to common shareholders	$17,745	$4,638

Denominator:
Shares of common stock used in computing basic net loss per share	462,650,478	139,223,048
Incremental shares from assumed exercise of warrants to purchase shares of common stock	1,564,074	-

Shares of common stock used in computing diluted net loss per share	464,214,552	139,223,048
Net loss per share of common stock, basic and diluted	$0.04	$0.03

During the period of three months ended March 31, 2021 and 2020 the total weighted average number of potentially dilutive ordinary shares related to outstanding stock options, stock warrants and convertible bridge loans excluded from the calculation of the diluted loss per share was 323,874,156 and 9,808,979, respectively.

F.	Recent Accounting Pronouncements

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

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 3 - SIGNIFICANT TRANSACTIONS

A.	Secured Convertible Equipment Loan Agreement

On December 31, 2020 (the “Effective Date”), the Company entered into Secured Convertible Equipment Loan Agreement with a private lender (the “Lender”), under which at the Effective Date and for the purpose for purchasing two Liquid Handler Machines (the “Collateral”) to be placed in the laboratory of a Company’s client, the Company will receive from the Lender a net cash amount of $450 which is including an original issue discount at the rate of 40% valued at $300, representing a face value of $750 for the loan (the “Aggregate Loan Principal Amount”). In addition, the Company incurred incremental and direct costs of $54.

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

The Aggregate Loan Principal Amount was received in January 2021.

The Company has determined that its obligation for future royalties under the Secured Convertible Equipment Loan Agreement represent contingent interest feature. However, it was determined that such feature is not required to be bifurcated and accounted for as derivatives, as they are eligible for the scope exception prescribed under ASC Topic 815-10-15-59 (d) with respect to certain contracts that are not traded on an exchange, as the underlying is an entity specific performance measure. Accordingly, the obligation for future royalties was accounted for in accordance with the provisions of ASC Topic 450, Contingencies.

As the secured loan upon its original term does not include conversion feature (such feature will only become applicable as a penalty, upon the Company's failure to repay the Aggregate Loan Principal Amount by the Maturity Date), the liability was accounted for using the effective interest method over the term of the loans until their stated Maturity Date.

As of March 31, 2021, the Aggregate Loan Principal Amount is amounting to $603, which representing discount amortization expenses of $207, was recorded as part of “Finance Expenses” line in operations in the accompanying consolidated statement of operations for the period of three months ended March 31, 2021. As of March 31, 2021, the Aggregate Loan Principal Amount is presented as part of the Loan, net account on the balance sheet.

B.	Securities Purchase Agreement

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

At the Company’s option and upon 30 days’ notice to Yozma, 33% of the outstanding Principal and accrued and unpaid Interest of the Note (the “Repayment Amount”) may be redeemed at any time at an amount equal to 115% of the Repayment Amount. The foregoing notwithstanding, Yozma may convert any or all of the Note into shares of Common Stock at any time. Through March 31, 2021, the Company has not redeemed any of the outstanding principal amount and accrued interest, and Yozma has not converted any portion of the Note into shares.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 3 - SIGNIFICANT TRANSACTIONS (Cont.)

B.	Securities Purchase Agreement

At any time after Yozma becoming aware of an Event of Default as defined in the Securities Purchase Agreement, Yozma may require the Company to redeem (an “Event of Default Redemption”) all or any portion of the Note in cash by wire transfer of immediately available funds at a price equal to principal amount plus interest calculated from the Event of Default at the greater of the default interest at a rate of 18% per annum or the maximum rate permitted under applicable law (the “Event of Default Redemption Price”) together with liquidated damages of $250 plus an amount in cash equal to 1% of the Event of Default Redemption Price for each 30 day period during which redemptions fail to be made. No Event of Default has occurred through March 31, 2021.

In addition, the Company granted Yozma a warrant to purchase up to 16,956,929 ordinary shares for a period of 5 years with a fixed exercise price equal to $0.107415, subject to certain adjustments (the “Warrant”). If at the time of exercise hereof there is no effective registration statement registering, or the prospectus contained therein is not available for the issuance of the Warrant Shares to Yozma, then the Warrant may also be exercised, in whole or in part, at such time by means of a net shares settlement. Moreover, Yozma is entitled to an option to require the Company to purchase the Warrant for cash in an amount equal to their Black-Scholes Option Pricing Model value (the Black-Scholes Model), upon occurrence of fundamental transactions, as defined in the warrant agreement, occur.

Upon initial recognition, the management by assistance of third-party appraiser allocated the net cash proceeds received based on the relative fair value of the Note and the detachable warrants in total amount of $2,539 and $861, respectively. The amount allocated to the warrants was classified as a component of permanent equity (as their terms permit the holders to receive a fixed number of shares of common stock upon exercise for a fixed exercise price), net of any related issuance costs and as upon fundamental transaction the warrants holder shall be entitled to receive from the Company the same type of form of consideration such as holders of common stock.

Furthermore, it was determined that the embedded conversion feature is required to be bifurcated from the host loan instrument. The embedded conversion feature was recognized in total amount of $2,116 upon initial recognition and in subsequent periods as derivative liability at fair value through profit and loss. The remaining amounted to $423 was allocated to the host loan instrument, which in subsequent periods it is accounted for using the effective interest method over the term of the loan, until its stated maturity.

The Company recorded an amount of $650 and $2,272 related to remeasurement of the embedded conversion feature of convertible bridge loan and the discount amortization of the host loan instrument, respectively, as part of the “Finance Expenses” line in operations in the accompanying consolidated statement of operations for the period of three months ended March 31, 2021.

In addition, on October 7, 2020, the Company entered into consulting agreement with Aslano Private Limited (“Aslano”) whereby Aslano will render non-exclusive advice and service to the Company concerning equity and/or debt financing with certain Potential Buyer or Investor or Financing Party as defined in the consulting agreement in exchange for success fee equal to 8% of the gross amount paid by the Potential Buyer or Investor or Financing Party. In consideration for Aslano’s non-exclusive services with respect to the aforesaid Securities Purchase Agreement, during the period of three months ended March 31, 2021, the Company incurred incremental and direct finder fee cost of $272 which was allocated to the identified components (i.e. convertible bridge loans, bifurcated embedded conversion feature and detachable Warrant) consistent with the allocation of the proceeds issuance expenses. Consequently, an amount of $34, $169 and $69 out of which was recorded as additional discount of the convertible bridge loans, immediate charge to finance expenses and as deduction of additional paid-in capital, respectively, at the outset of the transaction.

For more information in connection to additional funds raising and filing of registration statement on Form S-1 under the aforesaid Securities Purchase Agreement subsequent to the balance sheet date, see also Note 7A.

C.	Settlement Agreement

On March 1, 2021, the Company entered into settlement agreement with one of its lenders, under which the Company paid the lender an amount of approximately $182 as full settlement of the prepayment obligation. Such payment amount was recorded as part of “Finance Expenses” line in operations in the accompanying consolidated statement of operations during the period of three months ended March 31, 2021.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 3 - SIGNIFICANT TRANSACTIONS (Cont.)

D.	First Amendment to Secured Convertible Equipment Loan Agreement

In March 2021, the Company entered into First Amendment to Secured Convertible Equipment Loan Agreement (the “Amendment”) with one of its lenders, under which the parties agreed (i) on or before May 1, 2021, the Company shall repay to the lender the Aggregate Loan Principal Amount of $450 in cash, without interest, (ii) on or before May 1, 2021, the Company shall repay to the lender, or contribute to a charity designated by the lender, the original initial discount in the amount of $320, plus an additional $100 as compensation for the lender agreeing to postpone repayment of the Aggregate Principal Amount and (iii) upon the execution of the Amendment, the Company shall issue to the lender, or contribute to a charity designated by the lender, 2,000,000 restricted ordinary shares of the Company, nominal value NIS 0.0001 per share with fair value of $88, as additional compensation to the lender for its agreement to defer repayment of the Aggregate Loan Principal Amount.

The management has determined mainly based on the qualitative terms of the amendment that the terms of the amended instruments considered as substantially different. Consequently, the original convertible bridge loans were derecognized, the new loans were initially recorded at fair value as current financial liability and the shares were initially recorded at fair value as an increase of additional paid-in capital. The Company recorded an extinguishment amount of $6 as part of “Finance Expenses” line in operations in the accompanying consolidated statement of operations for the period of three months ended March 31, 2021.

E.	Closing Agreement

On March 3, 2021, the Company and one of its lenders entered into a Closing Agreement (the “Closing Agreement”), under which the lender exercised its right to invest an additional $884 into the Company in the form of July 2020 Convertible Notes (the “Tranche 2 Securities”). In addition, the Company covenanted and agreed to file a registration agreement with respect to the Tranche 2 Securities on or before the earlier to occur of (i) the date that the Company files a registration statement with respect to any other securities of the Company or (ii) April 1, 2021 (such date, the “Tranche 2 Filing Date”) and cause a registration statement to be declared effective under the Securities Act with respect to the Tranche 2 Securities on or before May 1, 2020. The Company acknowledges that failure to timely comply with the foregoing obligations will subject the Company to substantial liability under the Registration Agreement, including without limitation liquidated damages in the amount of $250, along with an amount of cash accruing each month equal to the value of 1% of the value of the Tranche 2 Securities.

Upon initial recognition, it was determined that the embedded conversion feature is required to be bifurcated from the host loan instrument. The management by assistance of third-party appraiser measured the embedded conversion feature in total amount of $1,127 upon initial recognition and in subsequent periods as derivative liability at fair value through profit and loss. The excess of the fair value of identified instruments over net proceeds amounted to $243 was recorded as part of the “Finance Expenses” line in operations in the accompanying consolidated statement of operations for the period of three months ended March 31, 2021. In subsequent periods, the host loan instrument is accounted for using the effective interest method over the term of the loan, until its stated maturity.

The Company recorded expenses amounting to $27 and $2 related to remeasurement of the embedded conversion feature and the discount amortization of the host loan instrument as part of the “Finance Expenses” line in operations in the accompanying consolidated statement of operations for the period of three months ended March 31, 2021.

F.	Assignment of Receivable Agreement

During the period of three months ended March 31, 2021, Corona Diagnostics (the “Assignor”) entered into Assignment of Receivable Agreements with Ascendant Partners, LLC (the “Assignee”) under which the Assignor assigned to the Assignee all of its right, title and interest in a portion of its trade receivable from customers related to invoices for certain purchase orders with a discount in a rate of 10%. The Assignor is obligated to repurchase the trade receivable in the event that payment is not received by the Assignee within 60-days period from the signing of the Assignment of Receivable Agreements. As a result, the Company is accounting for this arrangement as a financing transaction as the Assignee has recourse against the Assignor if the Assignee does not receive payment from the Assignor’s customer within the allotted number of days.

During the period of three months ended March 31, 2021, the Assignor received advances of $1,281 under the Assignment of Receivable Agreements and repaid $820. In addition, the Company incurred finance expenses with respect to the applicable discount interest under the Assignment of Receivable Agreements of $51. As of March 31, 2021, an amount of $512 has not been repaid and it is presented as part of the loans, net account in the accompanying balance sheet.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 3 - SIGNIFICANT TRANSACTIONS (Cont.)

G.	Compensation packages for officers and members of the Board of Directors and its committees

1.	On March 10, 2021, the Company’s Compensation Committee of the Board of Directors has approved compensation package for the Company’s Chief Executive Officer that include inter alia (i) base annual salary of $400; (ii) an immediate granting of 50% of salary in restricted shares for uncompensated efforts to date; (iii) up to 30% cash bonus based on predefined milestones or milestone bonuses in form of Restricted Stock Units ranging of 250,000 up to 2,000,000 common shares, and cash bonus range of $250 up to $1,500 which are based on cumulative volume of sales range from $25,000 up to $100,000 or milestone bonuses in form of Restricted Stock Units in value of $10,000 up to $50,000 which are based on market cap range of $1,000,000 up to $2,000,000 (“Milestone Bonus Fees”); (iv) 1.5% of gross margin for the calendar year 2020 based on Board approval of the Company’s 2020 Financial Statements (“One-Time Bonus”); (v) grant of 8,750,000 stock options to purchase the same number of shares, vesting quarterly over the course of five years and (vi) 50% of base cash bonus and grant of 20,000,000 restricted shares upon consummation of the Company’s planned public offering (“Uplist Fees”).

2.	On March 10, 2021, the Company’s Compensation Committee of the Board of Directors has approved compensation package for the Company’s Chief Financial Officer that include inter alia (i) base annual salary of $250; (ii) an immediate granting of 50% of salary in restricted shares for uncompensated efforts to date; (iii) up to 30% cash bonus predefined milestones or milestone bonuses in form of Restricted Stock Units range of 50,000 up to 200,000 and cash bonus range of $75 up to $300 which are based on cumulative volume of sales range of $25,000 up to $100,000 (“Milestone Bonus Fees”); (iv) 0.5% of gross margin for the calendar year 2020 based on Board approval of the Company’s 2020 Financial Statements (“One-Time Bonus”); (v) grant of 5,000,000 stock options to purchase the same number of shares, vesting quarterly over the course of five years and (vi) 50% of base cash bonus and grant of 10,000,000 restricted shares upon consummation of the Company’s planned public offering (“Uplist Fees”).

3.	On March 10, 2021, the Company’s Compensation Committee of the Board of Directors has approved compensation package for the Company’s members of the Board of Directors and its committees that include inter alia (i) each board member will receive $65 annual salary (to be paid quarterly after financing) and $150 in RSU vesting quarterly over three years; (ii) the Chairman of the board will receive $65 annual salary (to be paid quarterly after consummation of the Company’s planned public offering) and $150 in RSU annually; (iii) Lead Independent Director is entitled to receive additional 100% of annual board cash compensation and RSU; (iv) a grant of RSU of the Company upon consummation of the Company’s planned public offering in an amount equal to annual compensation of each director (“Uplist Fee”) and (iv) cash bonus of $71 to be paid for services of all board committees (“Bonus Fee”).

The above 2021 compensation package are subject to shareholder approval at the Company’s Annual General Meeting of Shareholders which had not been received through March 31, 2021.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 4 - SHAREHOLDERS’ DEFICIT

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

B.	Issuance of Ordinary Shares:

1.	In March 2020, the Company entered into subscription agreements with several investors under which the Company raised gross funds in total amount of $30 in exchange for the issuance of units consisting of 1,500,000 ordinary shares of the Company and 1,339,284 warrants to purchase the same number of ordinary shares of the Company at an exercise price of $0.10. These warrants may be eligible for exercise over a period of four years from the issuance date and are subject to standard anti-dilution provisions. In addition, the Company may be subject to liquidated damages upon failure to timely deliver shares upon exercise of the warrants. An amount of 1,000,000 and 500,000 ordinary shares of NIS 0.01 par value out of the above have been issued during the year ended December 31, 2020 and the period of three months ended March 31, 2021, respectively.

2.	On April 13, 2020, the Company entered into exchange agreement under which the Company agreed to exchange partial amount of the outstanding trade debt of $100 held by MDM Worldwide Solution, Inc. for issuance of 5,000,000 ordinary shares of the Company at an exchange price of $0.02 per share. The fair value of the ordinary shares that have been issued on May 14, 2020 as settlement of financial liability to MDM was $345, reflecting a price per share of $0.069 at the commitment date. The difference amount of $245 has been recorded as part of “Finance Expenses” line in operations in the accompanying consolidated statement of operations during the year ended December 31, 2020.

3.	On May 10, 2020, the Company entered into Loan Conversion Agreement (the “Agreement”) with certain of its shareholders pursuant to which the Company agreed to convert the outstanding loan amounting to $350 into 8,750,000 ordinary shares of the Company at a conversion price of $0.04 per share. The fair value of the ordinary shares that have been issued on May 19, 2020 as settlement of financial liability to shareholders was $604, reflecting a price per share of $0.069 at the commitment date. The difference amount of $254 has been recorded as part of “Finance Expenses” line in operations in the accompanying consolidated statement of operations during the year ended December 31, 2020.

4.	On December 8, 2020, the Company entered into a settlement agreement with SRK Kronengold Law office (“SRK”) under which the Company agreed to exchange partial amount of the outstanding trade debt of $80 held by SRK for issuance of 800,000 ordinary shares of the Company at an exchange price of $0.09 per share. The fair value of the ordinary shares have been issued on October 26, 2020 as settlement of financial liability to SRK was $68, reflecting a price per share of $0.0851 at the commitment date. The difference amount of $12 has been recorded as part of “Finance Expenses” line in operations in the accompanying consolidated statement of operations during the year ended December 31, 2020.

5.	During the year ended December 31, 2020, the Company entered into several service agreements with certain service providers, whereby the Company issued 14,028,503 ordinary share of NIS 0.01 par value or the Company is committed to issue fixed number of ordinary shares in exchange for services that have been rendered. Consequently, the Company recorded related stock-based compensation expense of $60, $390 and $210 as part of “Research and Development Expenses”, “Sales and Marketing Expenses” and “General and Administrative Expenses” lines in operations in the accompanying consolidated statement of operations, respectively.

6.	During the year ended December 31, 2020, Principal Amount and unpaid Interest in total amount of $4,639 have been converted into 64,630,113 Ordinary shares. Following such partial conversion of bridge loans into ordinary shares, the exercise price of certain portion of the First Warrant has been determined as a fixed price and accordingly the applicable amount of $651 was reclassified into additional paid-in capital.

7.	In December 2020, one of the Company’s lenders partially exercised its warrants into 475,411 ordinary shares of the Company on net shares settlement basis.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 4 - SHAREHOLDERS’ DEFICIT (Cont.)

B.	Issuance of Ordinary Shares (Cont.):

8.	On August 4, 2020, the Company entered into a Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park has agreed to purchase from the Company, from time to time, up to $10,275 of its ordinary shares, par value NIS 0.01 per share (the “Ordinary Shares”), subject to certain limitations as set in the Purchase Agreement, during the Purchase Agreement term (the “Equity Line”).

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

In connection with the Purchase Agreement, the Company issued 5,812,500 Ordinary shares to Lincoln Park as a commitment fee of $482 which is recorded as prepaid expenses which are amortized in accordance with the Equity Line utilization. During the year ended December 31, 2020 and the period of three months ended March 31, 2021, the Company recorded amortization expenses amounted to $110 and $12, respectively, as part of “Finance Expenses” line in operations in the accompanying consolidated statement of operations. As of March 31, 2021, the balance of those prepaid expenses was $361.

During the year ended December 31, 2020 and the period of three months ended March 31, 2021, the Company sold 32,747,579 and 5,229,809 Ordinary Shares to Lincoln Park in an initial purchase out of the Investment Amount under the Purchase Agreement for a total purchase price of $2,339 and $255, respectively.

9.	During the period of three months ended March 31, 2021, Principal Amount and unpaid interest in total amount of $6,870 have been converted into 134,358,817 ordinary shares. In addition, the Company issued 2,000,000 ordinary shares of NIS 0.01 par value as fulfillment of commitment related to loan received in 2020.

10.	During the period of three months ended March 31, 2021, one of the Company’s Secured Convertible Equipment Loan Agreement in the principal amount of $1,250 was entered into default scenario as result of lapse of the original maturity date, as defined. Consequently, 20,000,000 ordinary shares of NIS 0.01 par value of the Company were issued as collateral shares for purpose of repayment of the principal amount. The issued shares have been valued at $870 as was deducted from the fair value of the principal amount.

11.	During the period of three months ended March 31, 2021, the Company entered into several service agreements with certain service providers, whereby the Company issued 11,921,053 ordinary share of NIS 0.01 par value or the Company is committed to issue fixed number of ordinary shares in exchange for services that have been rendered. Consequently, the Company recorded related stock-based compensation expense of $44 and $22 as part of “Sales and Marketing Expenses” and “General and Administrative Expenses” lines in operations in the accompanying consolidated statement of operations, respectively.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 5 - STOCK OPTIONS

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

The 2015 Plan permits grant of up to 6,000,000 options to purchase ordinary shares subject to adjustments set in the 2015 Plan. As of March 31, 2021, there were 2,338,838 ordinary shares available for future issuance under the 2015 Plan.

The following table presents the Company’s stock option activity for employees and directors of the Company during the year ended December 31, 2020. There was no stock option activity during the period of three months ended March 31, 2021:

	Number of Options	Weighted Average Exercise Price
Outstanding as of December 31, 2019	2,267,571	0.061
Granted (A)	2,523,427	0.095
Forfeited or expired	(1,129,836)	0.120
Outstanding as of December 31, 2020 and March 31, 2021	3,661,162	0.066
Exercisable as of December 31, 2020	877,122	0.016
Exercisable as of March 31, 2021	1,004,376	0.026

A.	On July 29, 2020 (the “Commitment Date”), the Company held its Annual General Meeting of Shareholders, at which the shareholders of the Company approved compensation packages for two officers that include inter alia the Company is obligated to grant of 2,545,083 stock options which are exercisable into the same number of shares of common stock at an exercise price of $0.095 per share and shall become vested quarterly over a 5-year period from its grant date. At the Commitment Date, the Company by assistance of third-party appraiser measured the fair value of the stock options in total amount of $206 by using Black-Scholes-Merton pricing model in which the assumptions that have been used are as follows: expected dividend yield of 0%; risk-free interest rate of 0.25%; expected volatility of 131.9%, and stock options exercise period based upon the stated terms.

In addition, as one-time bonus as compensation for uncompensated efforts to the Commitment Date, the Company is obligated to grant fully vested shares equal to $275 based on the fair market value of the Company’s shares as of July 28, 2020. The Company recorded stock-based compensation expense of this amount as part of “General and Administrative Expenses” line in operations in the accompanying consolidated statement of operations during the year ended December 31, 2020.

Moreover, upon consummation of the Company’s planned public offering, 30,000,000 restricted stock units’ bonuses will be granted to the aforesaid officers. At the Commitment Date, December 31, 2020 and March 31, 2021, the likelihood that the Performance Milestone for consummation of the Company’s planned public offering was not considered as probable. Thus, during the year ended December 31, 2020 and the period of three months ended March 31, 2021, stock-based compensation expense has not been recorded with respect to the Performance Milestone.

During the year ended December 31, 2020 and the period of three months ended March 31, 2021, the Company recorded stock-based compensation expense amounting to $331 and $23, respectively, as part of “General and Administrative Expenses” line in operations in the accompanying consolidated statement of operations.

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

During the year ended December 31, 2020 and the period of three months ended March 31, 2021, the Company recorded stock-based compensation expense amounting to $349 and $146, respectively, as part of “General and Administrative Expenses” line in operations in the accompanying consolidated statement of operations.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 5 - STOCK OPTIONS (Cont.)

As of March 31, 2021, the aggregate intrinsic value for the stock options outstanding and exercisable according to $0.053 price per share is $58 and $38, respectively, with a weighted average remaining contractual life of 4.33 years.

Stock-based compensation expenses incurred for employees (and directors) and non-employees for the period of three months ended March 31, 2021 and 2020, amounted to $235 ($66 out of which allocated to ordinary shares issued or to fixed number of ordinary shares to be issued) and $832, respectively.

NOTE 6 - FINANCING EXPENSES, NET

	Three months period ended March 31,
	2021	2020

Change in fair value of warrants liability and warrants expired	$(201)	$919
Change in fair value of convertible bridge loans following the Maturity Date	11,976	4,369
Change in fair value of liability related to conversion feature of convertible bridge loans	(977)	-
Direct and incremental issuance costs allocated to conversion feature of convertible bridge loan	169	-
Amortization of discounts and accrued interest on straight loans	861	212
Amortization of discounts and accrued interest on convertible bridge loans (prior to Maturity Date)	3,057	-
Modification of terms relating to convertible bridge loans transactions	-	(3,428)
Modification of terms relating to straight loan transaction	(6)	-
Issuance of shares as call options to acquire potential acquiree	-	1,000
Change in liability to minimum royalties	12	9
Settlement in cash of prepayment obligation related to convertible bridge loan (see Note 3C)	182	-
Interest and related royalties under receivables financing facility	238	-
Amortization of prepaid expenses related to commitment shares in connection with receivables financing facility and equity line	293	-
Exchange rate differences and other finance expenses	50	373
	$15,654	$3,454

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 7 - SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were available to be issued (June 22, 2021). Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements, except as disclosed below.

A.	Securities Purchase Agreement

1.	On April 9, 2021, the Company entered into a Securities Purchase Agreement (the “SPA”) with a Family Office Investor (the “Family Office”) to which the Company has agreed to issue a promissory convertible note (the “Note”) to the Family Office in the principal amount of $4,286 for proceeds of $3,000 (the “Transaction”). The closing occurred on April 12, 2021. The Note has a maturity date of one year from the date of issuance and pays interest at a rate of 4% per annum. The Note is convertible into shares of Common Stock (the “Conversion Shares”) at a conversion price of $0.0599 (the “Conversion Price). In addition, the Family Office received a warrant (the “Warrant”) to purchase up to 16,000,000 shares of Common Stock (the “Warrant Shares”) of the Company with an exercise price equal to $0.107415 per share. The Warrant is exercisable for a 5-year period from the issuance date. Upon a listing of the Company’s common shares onto a national exchange, the Note Notes will exchange into a class of Series A Preferred Shares in order to help improve the Company’s shareholder equity to meet the Nasdaq CM Initial Listing Standards.

2.	Further to the Securities Purchase Agreement described in Note 3B, on April 27, 2021, the Company entered into an additional Securities Purchase Agreement (the “SPA”) with Yozma to which the Company has agreed to issue a promissory convertible note (the “Note”) to Yozma in the principal amount of $4,714 for proceeds of $3,300 (the “Transaction”). The closing occurred on April 27, 2021. The Note has a maturity date of one year from the date of issuance and pays interest at a rate of 4% per annum. The Note is convertible into shares of Common Stock (the “Conversion Shares”) at a conversion price of $0.0599 (the “Conversion Price). In addition, Yozma received a warrant (the “Warrant”) to purchase up to 16,458,196 shares of Common Stock (the “Warrant Shares”) of the Company with an exercise price equal to $0.107415 per share. The Warrant is exercisable for a 5-year period from the issuance date. Upon a listing of the Company’s common shares onto a national exchange, the Note will exchange into a class of Series A Preferred Shares in order to help improve the Company’s shareholder equity to meet the Nasdaq CM Initial Listing Standards.

The Company has agreed to file a registration statement on Form S-1 with the Securities and Exchange Commission registering for resale the Conversion Shares and the Warrant Shares (the “Registration Statement) under the above two transactions. Subsequent to the effective date of such registration statement, if the closing sale price of the Common Stock averages less than the then Conversion Price over a period of 10 consecutive trading days, the Conversion Price shall reset to such average price. If the 10-days volume weighted average price of the Common Stock continues to be less than the Conversion Price then the Conversion Price should reset to such 10-day average price with a maximum of a 20% discount from the initial Conversion Price.

On May 13, 2021, the Company filed a registration statement on Form S-1 with respect to up to 240,591,462 ordinary shares to be issued pursuant to Securities Purchase Agreement with Family Office and Yozma (first and second Tranches) which was declared effective by May 18, 2021. As the Company complied with the registration statement filing requirements, as of March 31, 2021, no accrual has been recorded for liquidated damages since the amount to be paid was not probable and reasonably estimate as of March 31, 2021, under ASC 450 "Contingencies".

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 7 - SUBSEQUENT EVENTS (Cont.)

B.	Share Purchase Agreement

On April 19, 2021, the Company entered into Share Purchase Agreement (“SPA”) Provista Diagnostics, Inc. (the “Agreement to Purchase”) with Strategic Investment Holdings, LLC, Ascenda BioSciences LLC (“SIH”, “Ascenda” and together referring as “Sellers”, respectively) and Provista Diagnostics, Inc. (“Provista”). Ascenda was the sole owner of the outstanding securities of Provista and SIH is the sole owner of all the outstanding securities of Ascenda. Provista is a medical diagnostics company based in Alpharetta, Georgia that owns the intellectual property rights to the proprietary breast cancer blood test, Videssa®, and has a diagnostic testing laboratory currently performing COVID-19 PCR testing, primarily for the medical and entertainment industries.

Subject to the terms and conditions of the SPA, the Company shall purchase from the Sellers 3,599 shares of Preferred Stock and 1,581 shares of Ordinary Stock (collectively the “Provista Shares”) representing 100% of Provista’ s securities outstanding, for an aggregate purchase price of $7,500 subject to the following terms:

1.	On or before April 19, 2021, (the “First Closing Date”), the Company shall deliver to Sellers a non-refundable deposit of $1,250 (the “Cash Deposit”). The Cash Deposit was delivered at April 21, 2021.

2.	On or before the First Closing Date, the Company shall deliver to Sellers or Sellers’ designees such number of non-refundable shares of its ordinary stock, par value NIS 0.01, (the “Todos Deposit Shares”) with a fair market value of $1,500, as defined in the SPA.

3.	On or before July 1, 2021 (the “Second Closing Date”), the Company shall deliver to the Sellers a second payment of $1,250 (the “Second Cash Payment”).

4.	The Company shall have the option of extending the payment of the Second Cash Payment until July 15, 2021, by paying the Sellers an additional amount of $250 (the “Extension Payment”) on or before the Second Closing Date. If the Extension Payment is received by Sellers on or before the Second Closing Date, then the Company shall deliver the Convertible Note on the Second Closing Date and the Second Cash Payment on or before July 15, 2021. In the event the Company completes the Second Cash Payment, the aforesaid Extension Payment shall be credited towards the Second Cash Payment.

5.	On or before the Second Closing Date, the Company shall deliver to Sellers or their designees the Convertible Note in the principal amount of $3,500, payable by the Company to the Sellers (the “Note”). At any time or times on or after the issuance sate of the Note, the Holder shall be entitled to convert any portion of the outstanding and unpaid Conversion Amount into fully paid and nonassessable shares of common stock over a period commencing October 20, 2021 through April 8, 2025 (the “Maturity Date”), at the conversion price equal to the lesser of (i) $0.05 or (ii) the volume weighted average price of the last 20 trading days for the common shares prior to the conversion date (the “Fair Market Value”).

In the event the Sellers deliver a conversion notice to the Company at a per share price less than $0.05, the Company shall have the right to immediately notify the Sellers of its intention to pay the conversion amount in cash within 3 business days of receipt of the conversion notice (i.e. before Sellers would take possession of shares converted under the conversion notice). If, at any time between October 20, 2021 and April 20, 2022, the average of the lowest bid and closing sale price is below $0.05, the Company has the option to buy out all or any portion of the Note (the “Buyback Option”). In the event the Company exercises the Buyback Option for an amount equal to or greater than $1,170 (the “Buyback Amount”), the Sellers shall not submit any conversions below $0.05 for 90-days period from receipt of the Buyback Amount (the “90-Days Period”). The Company may exercise a second Buyback Option at the end of the 90-Days Period under the same terms. The Company must provide 30-days’ notice to the Sellers prior to exercising any Buyback Option or notify the Sellers of its intention to pay the Buyback Amount upon receipt of a conversion notice below $0.05 and pay the Buyback Amount within 3 business days of receipt of such notice.

In the event that the Company uplists its shares of common stock to a national securities exchange, the Note shall automatically be exchanged into preferred stock (the “Series B Preferred Stock”) with a conversion price equal to the lesser of (i) $0.05, (ii) the opening price on the day of the uplisting provides there is no transaction associated with the uplisting or (iii) the deal price of an uplisting transaction (the “Mandatory Conversion”).

If, at any time while this Note is outstanding, (i) the Company effects a Fundamental Transaction, , as defined in the SPA, then, upon any subsequent conversion of this Note, the Holder shall have the right to receive, for each Conversion Share that would have been issuable upon such conversion immediately prior to the occurrence of such Fundamental Transaction, the same kind and amount of securities, cash or property as it would have been entitled to receive upon the occurrence of such Fundamental Transaction if it had been, immediately prior to such Fundamental Transaction, the holder of one share of common stock (the “Alternate Consideration”).

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 7 - SUBSEQUENT EVENTS (Cont.)

B.	Share Purchase Agreement (Cont.)

6.	The Company’s obligation to deliver the Second Cash Payment and the Convertible Note to the Seller at the Second Closing shall be secured by the Provista Shares to be held and released in accordance with the Escrow Agreement and all of Provista’ s assets (the “Assets”) pursuant to the terms of the Security Agreement.

7.	At the First Closing, the Sellers shall hold full right, title, and interest in and to the Cash Deposit, and the Todos Deposit Shares paid to the Sellers or their designees and/or assignees on the First Closing Date free and clear of all rights, liens and encumbrances, without limitation. Additionally, should the Company fail to deliver the Second Cash Payment and/or the Convertible Note by the Second Closing Date, the Escrow Agent shall return the Provista Shares to the Sellers, and the Sellers shall become the sole owners. The Company further agrees and understands that in the event that the Company fails to deliver the Second Cash Payment and/or the Convertible Note to the Sellers at the Second Closing, the Cash Deposit and the Todos Deposit Shares shall be the property of the Sellers, and the Sellers shall retain and hold full right, title, and interest in and be the sole owners of the Cash Deposit, the Todos Deposit Shares and 100% of the Provista Shares. In such an event, the Company will have absolutely no rights, claims or interest of any type in connection with the Provista Shares, Cash Deposit or Todos Deposit Shares or this transaction, regardless of any alleged conduct by Seller or anyone else. Further, in such event the Company irrevocably will be deemed to have canceled this Agreement and relinquished all rights in and to the Provista Shares, Cash Deposit and Todos Deposit Shares.

The consummation of the transactions contemplated by the SPA have been taken place as of April 19, 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and related notes included elsewhere in this quarterly report on Form 10-Q. This discussion and other parts of this quarterly report on Form 10-Q contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under “Risk Factors” and elsewhere in this quarterly report on Form 10-Q. We report financial information under US GAAP and our financial statements were prepared in accordance with generally accepted accounting principles in the United States.

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

Toward that end, we chose to expand into Alzheimer’s disease because we view Alzheimer’s as cancer of neuronal cells that are incapable of completing cell division due to their post-mitotic nature. Through an acquisition in 2019, we acquired exclusive worldwide rights to the Alzheimer’s blood test called the Lymphocyte Proliferation Test (LymPro Test™). Taken together with our core TBIA FTIR-based platform, we believe Todos is positioned to become the worldwide leader in the field of immune-based diagnostics. The Company formed the subsidiary Todos Medical Singapore Ltd. for the purpose of advancing clinical trials of the Company’s core technology for breast cancer in Southeast Asia. Additionally, in 2020 our Board of Directors and shareholders approved our planned acquisition of Provista Laboratories. We closed on this acquisition in April 2021. The Provista acquisition will enable us to gain exclusive worldwide rights to the commercial-stage breast cancer test Videssa ™, further broadening our position in cancer blood testing and creating additional opportunities for our TBIA FTIR-based platform.

In view of our status as a leader in the field of immune-based diagnostics, we made the strategic corporate decision to enter the field of COVID-19 testing services in the first half of 2020. Similar to our strategy in cancer and Alzheimer’s where we felt more traditional, advanced technologies would serve as the basis for market entry before bringing our proprietary FTIR-based TBIA platform forward, we decided to enter the COVID-19 space by gaining rights to existing technologies developed by other companies. The Company believes that by identifying key areas of inefficiency in the COVID-19 testing space, and addressing those bottlenecks, whether they be scientific, technical or logistical, we can capture market share in a new and rapidly growing medical testing industry. To forward this business, we entered into distribution agreements with multiple companies to gain rights to rapid IgM/IgG COVID-19 antibody test kits, RNA extraction machines, RNA extraction reagents, qPCR reagents and digital PCR reagents so as to be able to offer a comprehensive suite of solutions to laboratories worldwide. We began marketing a turnkey automation services solution to laboratories seeking to expand their COVID-19 testing capabilities and began generating revenue from the distribution of products to support laboratory COVID testing through automated machinery we provided. We intend to continue the expansion of this business, including the utilization of our automation services for other diagnostic testing where we can distribute additional supplies and leverage the use of our equipment.

Additionally, the Company has entered into a joint venture with NLC Pharma to bring to market a unique development-stage viral protease-based saliva point of care cell phone enabled diagnostic device that allows for the rapid detection of the presence of SARS-CoV-2 full length RNA in saliva which has the unique benefit of also indicating when viral replication has slowed or ceased. This technology will potentially have a significant impact for the development of virus targeting therapeutic development strategies, as well as clearance for return to life activities post-infection. We believe this strategy has the potential to help accelerate our commercial distribution channels as we begin to commercialize our core technology, and the technologies we have acquired via the Provista transaction. We also secured the rights to distribute AditxtScore™ for COVID-19 to monitor immunity against SARS-CoV-2. Blood samples will be collected by Todos and/or its network of partners and sent to Aditxt’s CLIA accredited AditxtScore™ Center for processing.

We believe that as we continue to grow our automation services business, we are creating a natural distribution base for Provista’s Videssa, as well as for the eventual commercialization of our proprietary TBIA platform tests and diagnostics developed with NCL Pharma. We intend to seek out additional opportunities to leverage our expanding base of laboratory partners in the coming years.

Todos has acquired exclusive distribution rights to the dietary supplement Tollovid™️, a proprietary blend of botanical extracts with active ingredient inhibiting the 3CL Protease, a critical protease required for certain viruses to replicate. A Certificate of Free Sale was granted by the FDA in August 2020 for low dose Tollovid, and a Certificate of Free Sale was granted by the FDA in April 2021 for high dose Tollovid. Tollovid is the only known commercial product to directly impact the 3CL protease mechanism based on in vitro studies in multiple labs.

Operating Results

Revenues

During the three months ended March 31, 2021, we have generated revenues of $5,031,097 through our U.S. subsidiary, Corona Diagnostics, LLC.

Operating Expenses

Our current operating expenses consist of four components - cost of revenues, research and development expenses, marketing expenses and general and administrative expenses.

Cost of revenues

Our cost of revenues consists primarily of materials, depreciation and other related cost of revenues expenses.

The following table discloses the breakdown of cost of revenues (in the first three months of 2020, we had no revenues):

	Three Months Ended March 31
	2021	2020
Materials and other costs	$3,086,314	$-
Depreciation	148,815	-
Total	$3,235,129	$-

Research and Development Expenses

Our research and development expenses consist primarily of salaries and related personnel expenses, subcontracted work and consulting, liabilities for royalties and other related research and development expenses.

The following table discloses the breakdown of research and development expenses:

	Three Months Ended March 31
	2021	2020
	$-	-
Stock-based compensation	-	36,191
Professional fees	100,234	-
Laboratory and materials	602,567	61,026
Depreciation	7,425	6,524
Insurance and other expenses	2,380
Total	$712,606	103,741

We expect that our research and development expenses will materially increase as we plan to rapidly recruit more employees in order to accelerate our research and development efforts.

Sales and Marketing expenses

Sales and marketing expenses consist primarily of salaries and share-based compensation expense.

The following table discloses the breakdown of sales and marketing expenses:

	Three Months Ended March 31
	2021	2020
Share Based Compensation	$44,771	750,000
Professional Fees	1,313,466	-
Total	$1,358,237	750,000

General and administrative

General and administrative expenses consist primarily of salaries, share-based compensation expense, professional service fees (for accounting, legal, bookkeeping, intellectual property and facilities), directors fee and insurance and other general and administrative expenses.

The following table discloses the breakdown of general and administrative expenses:

	Three Months Ended March 31
	2021	2020
Salaries and related expenses	$40,066	37,189
Share-based compensation	200,539	45,333
Communication and investor relations	-
Professional fees	989,742	222,777
Insurance and other expenses	329,830	25,000
		-
Total	$1,562,177	330,229

Comparison of the three months ended March 31, 2021, to the three months ended March 31, 2020:

Results of Operations

Revenues. Our revenues for the three months ended March 31, 2021, were $5,031,097, compared to no revenues during the three months ended March 31, 2020. The increase in our revenues is a result of the sales of our COVID-19 testing products through our U.S. subsidiary, Corona Diagnostics, LLC.

Cost of revenues. Our cost of revenues for the three months ended March 31, 2021, were $2,235,129, compared to no revenues during the three months ended March 31, 2020. The increase in our cost of revenues is related to the sales of our COVID-19 testing products.

Research and Development Expenses. Our research and development expenses for the three months ended March 31, 2021, were $712,606 compared to $103,741 for the three months ended March 31, 2020, representing a net increase of $608,865, or 587%. The increase is primarily due to an increase in professional fees and other research and development costs in connection with providing Covid testing services, offset by a decrease in salaries and related expenses and stock-based compensation used for continued development of our products.

Sales and Marketing Expenses. Our sales and marketing expenses increased from $750,000 in the three months ended March 31, 2020, to $1,358,237 in the three months ended March 31, 2021, providing an increase of $608,237 or 81%. This increase was principally due to increase in marketing efforts related to our anticipated uplisting offset by decrease in stock-based compensation.

General and Administrative Expenses. Our general and administrative expenses for the three months ended March 31, 2021, were $1,562,177, compared to $330,229 for the three months ended March 31, 2020, providing an increase of $1,231,948 or 373%. The increase is primarily due to the increase in stock-based compensation and professional services which consists mainly of legal and other fees relating to our anticipated uplisting.

Finance (Income) Expenses, Net. Our net finance expenses for the three months ended March 31, 2021 was $15,655,635 compared to net finance expenses of $3,454,022 for the three months ended March 31, 2020, providing an increase of $1,220,613 or 353%. The increase is primarily due to change in fair value of warrants liability, loss from extinguishment of loans from shareholders and amortization of discounts and accrued interest on convertible bridge loans.

Share in losses of affiliated company is accounted for under the equity method. Our share in losses of affiliated company accounted for under the equity method amounted to $65,469 in the three months ended March 31, 2021.

Net Loss. Our net loss for the three months ended March 31, 2021 was $17,557,484, compared to $4,638,062 for the three months ended March 31, 2020, providing an increase of $12,920,422 or 279%. The increase is primarily due to the changes as mentioned above.

We prepare our financial statements in accordance with US GAAP. At the time of the preparation of the financial statements, our management is required to use estimates, evaluations, and assumptions which affect the application of the accounting policy and the amounts reported for assets, obligations, revenues and expenses. Any estimates and assumptions are continually reviewed. The changes to the accounting estimates are credited during the period in which the change to the estimate is made.

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

The table below presents our cash flows:

STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Three months period ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(17,557)	$(4,638)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	156	7
Liability for minimum royalties	12	9
Stock-based compensation	235	832
Expiration of call options to acquire potential acquiree (See Note 6)	-	1,000
Share in losses of affiliated company	66	-
Modification of terms relating to straight loan transaction	(6)	-
Modification of terms relating to convertible bridge loans transactions	-	(3,463)
Direct and incremental issuance costs allocated to conversion feature of convertible bridge loan	169	-
Exchange differences relating to loans from shareholders	-	(9)
Change in fair value of convertible bridge loans	11,976	4,369
Amortization of discounts and accrued interest on convertible bridge loans	3,057	-
Amortization of discounts and accrued interest on straight loans	861	292
Change in fair value of derivative warrants liability and fair value of warrants expired	(201)	919
Change in fair value of liability related to conversion feature of convertible bridge loans	(977)	-
Increase in trade receivables	(41)	-
Increase in inventories	(1,054)	-
Decrease (increase) in other current assets	670	(47)
Increase (decrease) in accounts payable	(389)	100
Decrease in deferred revenues	(844)	-
Increase (decrease) in other current liabilities	687	(46)
Net cash used in operating activities	(3,180)	(675)

Cash flows from investing activities:
Purchase of property and equipment	(658)	-
Investment in other company	(231)	-
Net cash used in investing activities	(889)	-

Cash flows from financing activities:
Proceeds from straight loans, net	1,677	697
Repayment of Receivables financing facility	(1,056)	-
Repayment of straight loans	(941)	-
Repayment of convertible bridge loans	(677)	-
Proceeds from issuance of units consisting of convertible bridge loans and stock warrants, net	4,012	-
Proceeds from issuance of units consisting of ordinary shares and stock warrants	-	30
Proceeds from issuance of ordinary shares through equity line	255	-
Net cash provided by financing activities	3,270	727

Change in cash, cash equivalents	(799)	52
Cash, cash equivalents at beginning of period	935	17
Cash, cash equivalents at end of period	$136	$69

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2021 was $3,180,000 compared to $675,000 in the three months ended March 31, 2020. The increase in the cash flow used in operating activities in 2021 compared to 2020 is primarily due to an increase from operating loss less stock-based compensation, change in fair value of convertible bridge loans, amortization of discounts and accrued interest on convertible bridge loans and changes in other current assets, plus change in fair value of derivative warrants liability and fair value of warrants expired, change in fair value of liability related to conversion feature of convertible bridge loans, increase in inventory and decrease in deferred revenues..

Investing Activities

Net cash used in investing activities for the for the three months ended March 31, 2021 was $889,000, compared to none in the three months ended March 31, 2020. The primary reason for the increase in investing activities was due to purchase on laboratory equipment by our U.S. subsidiary, Corona Diagnostics, LLC and investments in other laboratories.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2021 was $3,270,000, compared to net cash provided by financing activities for the three months ended March 31, 2020 of $727,000. This increase is primarily due to a cash received from proceeds from straight loans, proceeds from issuance of units consisting of straight loans and stock warrants offset by Repayment of Receivables financing facility, Repayment of straight loans and Repayment of convertible bridge loans.

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

Recent Developments

On January 22, 2021, we entered into a Securities Purchase Agreement (the “SPA”) with Yozma Global Genomic Fund (the “Purchaser”) pursuant to which the Company we issued a promissory convertible note (the “Note”) to the Purchaser in the principal amount of $4,857,142.86 for proceeds of $3,400,000 (the “Transaction”). The closing is scheduled for January 29, 2021. The Note has a maturity date of one year from the date of issuance and pays interest at a rate of 4% per annum. The Note is convertible into Ordinary Shares of the Company (the “Conversion Shares”) at a conversion price of $0.0599 (the “Conversion Price). In addition, the Purchaser received a warrant (the “Warrant”) to purchase up to 16,956,929 shares of Common Stock (the “Warrant Shares”) of the Company with an exercise price equal to $0.107415 per share. The Warrant is exercisable for 5 years from the date of issuance.

The Company filed a registration statement with the Securities and Exchange Commission registering for resale the Conversion Shares and the Warrant Shares, but such registration statement has not yet become effective. Subsequent to the effective date of such registration statement, if the closing sale price of the Common Stock averages less than the then Conversion Price over a period of ten (10) consecutive trading days, the Conversion Price shall reset to such average price. If the 10 day volume weighted average price of the Common Stock continues to be less than the Conversion Price, then the Conversion Price should reset to such 10-day average price with a maximum of a 20% discount from the initial Conversion Price.

The foregoing descriptions of the SPA, the Note and the Warrant do not purport to be complete and are qualified in their entirety by reference to the full text of the SPA, Note and Warrant, forms of which are attached as Exhibit 10.1, 10.2 and 10.3, respectively, to the Company’s Current Report on Form 8-K dated January 26, 2021, and are incorporated herein by reference.

The Company and a family office (the “Purchaser”) are parties to that certain Securities Purchase Agreement, dated as of July 9, 2020 (the “Purchase Agreement”), pursuant to which Purchaser purchased aggregate principal amount of $850,000 of convertible notes (the “July 2020 Convertible Notes”) from the Company. On March 3, 2021, the Company and the Purchaser entered into a Closing Agreement (the “Closing Agreement”) pursuant to which the Purchaser exercised its right to invest an additional $847,570 into the Company of July 2020 Convertible Notes (the “Tranche 2 Securities”).

The Company filed a registration agreement with respect to the ordinary shares underlying the Tranche 2 Securities, but such registration statement has not yet become effective.

The foregoing description of the Closing Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Closing Agreement, a form of which is attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 10, 2021, which is incorporated herein by reference.

During the first quarter of 2021, the Company’s contractual agreement to supply Covid-19 testing kits to a significant customer expired. At the customer’s request, the Company continued to supply Covid-19 testing kits until such time as the customer requested that the Company stop doing so. The customer has not yet paid for some of the Covid-19 testing kits so supplied, and has not yet renewed its agreement with the Company. The Company believes that ultimately the customer will pay for the Covid-19 testing kits so supplied and will renew its agreement to purchase Covid-19 testing kits from the Company. Should the customer not renew its agreement to purchase Covid-19 testing kits from the Company, it could have a material adverse effect on the Company’s revenues from the sale of Covid-19 testing kits.

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2021:

	Payments due by period
	(US$)	Less than 1			More than
	Total	year	1-3 years	3-5 years	5 years

Convertible bridge loans, net	12,713,412	12,713,412	-	-	-
Other loans, net	2,175,214	2,175,214
Royalties to BGU (1)	488,000	293,000	90,000	51,000	54,000

Total (2)	15,376,626	15,181,626	90,000	51,000	54,000

(1) This balance was measured based on the future cash payments discounted using an interest rate of 21%, which represents, according to management’s estimate, the applicable rate of risk for us.

(2) This does not include the repayment of approximately $272,000 of grants we received from the IIA and interest thereon, which shall be repaid as royalties upon the commercialization of our products.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk during the first quarter of 2021. For a discussion of our exposure to market risk, please see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2020 Form 10-K.

TODOS MEDICAL LTD.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2021, or the Evaluation Date. Based on such evaluation, those officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are ineffective in recording, processing, summarizing and reporting, on a timely basis, information required to be included in periodic filings under the Exchange Act and that such information is not accumulated and communicated to management, including our principal executive and financial officers, in a manner sufficient to allow timely decisions regarding required disclosure, due to lack of sufficient internal accounting personnel, segregation of duties, lack of sufficient internal controls (including IT general controls) that encompass the Company as a whole with respect to entity and transactions level controls in order to ensure complete documentation of complex and non-routine transactions and adequate financial reporting.

Management has identified corrective actions to remediate such material weaknesses, and subject to fundraising, which includes hiring additional employees, Management intends to implement procedures to remediate such material weaknesses during the fiscal year 2021; however, the implementation of these initiatives may not fully address any material weakness or other deficiencies that we may have in our disclosure controls and procedures.

(b)	Changes in Internal Control over Financial Reporting.

During the quarter ended March 31, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes to our legal proceedings as described in “Part I, Item 3. Legal Proceedings” of our 2020 Form 10-K.

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors from those disclosed in “Part I, Item 1A. Risk Factors” of our 2020 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There are no transactions that have not been previously included in a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

TODOS MEDICAL LTD.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBIT INDEX

Exhibit Number	Description

10.1	Securities Purchase Agreement dated as of January 22, 2021, between Todos Medical Ltd and Yozma Global Genomic Fund 1, filed as Exhibit 10.1 on the Company’s Form 8-K filed January 26, 2021, and incorporated herein by reference.

10.2	Form of Promissory Convertible Note issued by Todos Medical Ltd to Yozma Global Genomic Fund 1, filed as Exhibit 10.2 on the Company’s Form 8-K filed January 26, 2021, and incorporated herein by reference.

10.3	Form of Ordinary Share Purchase Warrant issued by Todos Medical Ltd. to Yozma Korea Group Ltd., filed as Exhibit 10.3 on the Company’s Form 8-K filed on January 26, 2021, and incorporated herein by reference.

10.4	Form of Closing Agreement between Todos Medical Ltd. and the purchaser named therein, a form of which is attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 10, 2021, and incorporated herein by reference.

10.5	Agreement to Purchase Provista Diagnostics, Inc. dated April 19, 2021, by and between Todos Medical Ltd, Strategic Investment Holdings, LLC, Ascenda BioSciences LLC, and Provista Diagnostics, Inc., a form of which is attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 23, 2021, and incorporated herein by reference.

10.6	Securities Purchase Agreement dated April 19, 2021, into by and between Todos Medical Ltdand Strategic Investment Holdings, LLC, a form of which is attached as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 23, 2021, and incorporated herein by reference.

10.7	Form of Convertible Promissory Note issued by Todos Medical Ltd. to Strategic Investment Holdings, LLC, a form of which is attached as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 23, 2021, and incorporated herein by reference.

10.8	Security Agreement, dated as of April 19, 2021, made and entered into by and between Strategic Investment Holdings, LLC, Ascenda BioSciences LLC, and Provista Diagnostics, Inc., a form of which is attached as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated April 23, 2021, and incorporated herein by reference

31.1	Certification of Chief Executive Officer of Todos Medical Ltd. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer of Todos Medical Ltd. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Todos Medical Ltd.

Date: June 22, 2021	By:	/s/ Gerald Commissiong
Gerald Commissiong
Chief Executive Officer

Date: June 22, 2021	By:	/s/ Daniel Hirsch
Daniel Hirsch
Chief Financial Officer
(Principal Financial and Accounting Officer)

