Form 10-Q
period 2021-06-30
TODOS MEDICAL LTD.
filed 2021-09-24
CIK 1645260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2021

For the three months ended June 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232-405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 8, 2021, the registrant had 793,252,325 ordinary shares outstanding.

TODOS MEDICAL LTD.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2021

2

General and Where You Can Find Other Information

Unless otherwise indicated, all references to the “Company,” “we,” “our,” “Todos” and “Todos Medical” refer to Todos Medical Limited and its subsidiaries, Todos Medical USA, a Nevada corporation, Todos Medical Singapore Pte. Ltd., a Singaporean corporation, and to Corona Diagnostics, LLC, a Nevada limited liability company and a subsidiary of Todos Medical USA and Breakthrough Diagnostics Inc., a Nevada corporation. References to “revenues” refer to net revenues. References to “U.S. dollars,” “dollars,” “U.S. $” and “$” are to the lawful currency of the United States of America, and references to “NIS” are to new Israeli shekels. All references to “shares” in this quarterly report on Form 10-Q refer to the pre-reverse split ordinary shares of Todos Medical Ltd., par value NIS 0.01 per share. As is discussed elsewhere in this quarterly report on Form 10-Q, on July 26, 2021, Todos’ shareholders approved a reverse split of its shares based upon a ratio to be determined by Todos’ management.

3

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TODOS MEDICAL LTD.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2021

F-1

TODOS MEDICAL LTD.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2021

TODOS MEDICAL LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands except share and per share amounts)

	As of	As of
	June 30, 2021	December 31, 2020
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$308	$935
Trade receivables	1,792	378
Inventories	1,704	536
Other current assets	123	601
Total current assets	3,927	2,450

Non-current assets:
Investment in affiliated companies accounted for under equity method, net	658	745
Investment in other company	455	224
Property and equipment, net	2,596	1,999
Prepaid expenses	361	591
Goodwill	7,761	-
Intangible assets	1,500	-
Total non-current assets	13,331	3,559

Total assets	$17,258	$6,009

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Receivables financing facility, net	$-	$1,306
Loans, net	2,756	1,672
Accounts payable	1,087	1,640
Deferred revenues	13	844
Other current liabilities	3,941	2,316
Liability for minimum royalties	296	291
Total current liabilities	8,093	8,069

Non-current liabilities:
Convertible bridge loans, net	15,560	5,965
Derivative warrants liability, net	7	301
Fair value of bifurcated convertible feature of convertible bridge loans	2,077	2,500
Deferred taxes	315	-
Liability for minimum royalties	205	185
Total non-current liabilities	18,164	8,951

Shareholders’ deficit:
Ordinary Shares of NIS 0.01 par value each: Authorized: 1,000,000,000 shares at June 30, 2021 and December 31, 2020; Issued and outstanding: 607,760,492 shares and 376,335,802 shares at June 30, 2021 and December 31, 2020, respectively	1,765	1,059
Additional paid-in capital	50,684	35,211
Accumulated deficit	(61,448)	(47,281)
Total shareholders’ deficit	(8,999)	(11,011)

Total liabilities and shareholders’ deficit	$17,258	$6,009

The accompanying notes are an integral part of these condensed consolidated financial statements.

TODOS MEDICAL LTD.

CONDENSED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands except share and per share amounts)

	Six months period ended June 30,		Three months period ended June 30,
	2021	2020	2021	2020
	Unaudited		Unaudited

Revenues	$6,763	$32	$1,732	$32
Cost of revenues	(4,148)	(11)	(913)	(11)
Gross profit	2,615	21	819	21

Research and development expenses	(643)	(569)	(239)	(465)
Sales and marketing expenses	(1,958)	(1,430)	(599)	(680)
General and administrative expenses	(3,204)	(925)	(1,643)	(595)

Operating loss	(3,190)	(2,903)	(1,662)	(1,719)

Financing income (expenses), net	(10,485)	(4,320)	5,171	(866)
Share in losses of affiliated companies accounted for under equity method, net	(492)	-	(119)	-

Net income (loss)	$(14,167)	$(7,223)	$3,390	$(2,585)

Basic and diluted net income (loss) per share	$(0.02)	$(0.04)	$0.01	$(0.01)
Weighted average number of ordinary shares outstanding attributable to ordinary shareholders used in computation of basic and diluted net income (loss) per share	585,225,006	164,423,927	575,898,572	189,945,607

The accompanying notes are an integral part of these condensed consolidated financial statements.

TODOS MEDICAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(U.S. dollars in thousands except share and per share amounts)

	Ordinary shares		Additional paid-in	Accumulated	Total Shareholders’
	Shares	Amount	capital	deficit	deficit

Balance as of December 31, 2019	103,573,795	$280	$10,979	$(17,508)	$(6,249)
Changes during the three months period ended March 31, 2020:
Issuance of ordinary shares for call option to acquire potential acquiree	17,091,096	49	951	-	1,000
Partial conversion of convertible bridge loans into ordinary shares	27,336,061	78	1,508	-	1,586
Classification of derivative warrants liability into equity as result of partial conversion of convertible bridge loans into ordinary shares	-	-	333	-	333
Issuance of ordinary shares and stock warrants upon modification of terms relating to convertible bridge loans transactions	350,000	1	376	-	377
Commitment to issue units consisting of ordinary shares and stock warrants	-	-	30	-	30
Issuance of stock warrants as part of convertible bridge loan received	-	-	466	-	466
Issuance of ordinary shares to service providers	5,718,588	17	815	-	832
Net loss for the period	-	-	-	(4,638)	(4,638)
Balance as of March 31, 2020 (unaudited)	154,069,540	425	15,458	(22,146)	(6,263)
Changes during the three months period ended June 30, 2020:
Issuance of ordinary shares for call option to acquire potential acquiree	13,008,976	37	963	-	1,000
Partial conversion of convertible bridge loans into ordinary shares	13,015,711	36	866	-	902
Classification of derivative warrants liability into equity as result of partial conversion of convertible bridge loans into ordinary shares	-	-	193	-	193
Issuance of stock warrants as part of convertible bridge loan received	-	-	126	-	126
Issuance of ordinary shares as partial settlement of financial liability	13,750,000	39	910	-	949
Issuance of ordinary shares and stock warrants upon modification of terms relating to convertible bridge loans transactions	720,000	2	39	-	41
Issuance of ordinary shares to service providers	7,309,915	21	966	-	987
Net loss for the period	-	-	-	(2,585)	(2,585)
Balance as of June 30, 2020 (unaudited)	201,874,142	$560	$19,521	$(24,731)	$(4,650)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TODOS MEDICAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(U.S. dollars in thousands except share and per share amounts)

	Ordinary shares		Additional paid-in	Accumulated	Total Shareholders’
	Shares	Amount	capital	deficit	deficit

Balance as of December 31, 2020	376,335,802	$1,059	$35,211	$(47,281)	$(11,011)
Changes during the three months period ended March 31, 2021:
Issuance of ordinary shares as settlement of previous commitments	2,500,000	8	(8)	-	-
Partial conversion of convertible bridge loans into ordinary shares	134,358,817	409	6,461	-	6,870
Issuance of ordinary shares upon modification of terms relating to convertible straight loan transaction	2,000,000	6	82	-	88
Issuance of stock warrants as part of convertible bridge loan received	-	-	792	-	792
Issuance of ordinary shares in exchange for equity line received	5,229,809	16	239	-	255
Issuance of ordinary shares as collateral for loan repayment	20,000,000	61	809	-	870
Issuance of ordinary shares or commitment for issuance of fixed number of ordinary shares to service providers	11,921,053	36	30	-	66
Stock-based compensation to employees and directors	-	-	169	-	169
Net loss for the period	-	-	-	(17,557)	(17,557)
Balance as of March 31, 2021 (unaudited)	552,345,481	1,595	43,785	(64,838)	(19,458)
Changes during the three months period ended June 30, 2021:
Partial conversion of convertible bridge loans into ordinary shares	55,415,011	170	1,606	-	1,776
Issuance of stock warrants as part of convertible bridge loan received	-	-	3,430	-	3,430
Stock-based compensation to service providers	-	-	21	-	21
Commitment to issue shares in acquisition of subsidiary	-	-	1,699	-	1,699
Stock-based compensation to employees and directors	-	-	143	-	143
Net income for the period	-	-	-	3,390	3,390
Balance as of June 30, 2021 (unaudited)	607,760,492	$1,765	$50,684	$(61,448)	$(8,999)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TODOS MEDICAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Six months period ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(14,167)	$(7,223)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	356	13
Liability for minimum royalties	24	19
Stock-based compensation	399	1,818
Expiration of call options to acquire potential acquiree	-	2,000
Share in losses of affiliated company	492	-
Modification of terms relating to straight loan transaction	88	-
Modification of terms relating to convertible bridge loans transactions	-	3,839
Exchange differences relating to loans from shareholders	-	83
Issuance of shares as a settlement in excess of the carrying amount of financial liabilities	-	499
Amortization of discounts and accrued interest on convertible bridge loans	13,648	(2,503)
Amortization of discounts and accrued interest on straight loans	653	80
Change in fair value of derivative warrants liability and fair value of warrants expired	(294)	-
Change in fair value of liability related to conversion feature of convertible bridge loans	(4,307)	(120)
Increase in trade receivables	(1,168)	-
Increase in inventories	(1,348)	(164)
Decrease (increase) in other current assets	712	(45)
Increase (decrease) in accounts payables	(481)	131
Decrease in deferred revenues	(857)	-
Increase in other current liabilities	260	78
Net cash used in operating activities	(5,990)	(1,495)

Cash flows from investing activities:
Purchase of property and equipment	(770)	(25)
Restricted cash	-	5
Cash used in purchased of subsidiary	(1,176)	-
Investment in other companies	(635)	(4)
Net cash used in investing activities	(2,581)	(24)

Cash flows from financing activities:
Proceeds from straight loans, net	1,850	147
Repayment of Receivables financing facility	(1,249)	-
Repayment of straight loans	(1,058)	-
Repayment of convertible bridge loans	(2,166)	-
Proceeds from issuance of units consisting of convertible bridge loans, stock warrants and shares, net	10,312	1,562
Proceeds from issuance of units consisting of ordinary shares and stock warrants	-	30
Proceeds from issuance of ordinary shares through equity line	255	-
Net cash provided by financing activities	7,944	1,739

Change in cash, cash equivalents	(627)	220
Cash, cash equivalents at beginning of period	935	12
Cash, cash equivalents at end of period	$308	$232

The accompanying notes are an integral part of these condensed consolidated financial statements.

TODOS MEDICAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont.)

(U.S. dollars in thousands)

	Six months period ended June 30,
	2021	2020

Supplemental disclosure of non-cash activities:

Issuance of warrants as part of bridge loan transactions	3,430	633
Partial conversion of convertible bridge loans and liability related to conversion feature of convertible bridge loans into ordinary shares	(8,646)	(2,488)
Issuance of stock warrants as part of convertible bridge loan received	(870)	-
Issuance of ordinary shares upon modification of terms relating to convertible straight loan transaction	792	-
Issuance of shares as settlement of financial liabilities	-	(450)
Classification of warrants from liability into equity upon partial conversion of convertible bridge loans into ordinary shares	-	(526)
Conversion of loan from shareholder into ordinary shares	-	39

Cash used in purchased of subsidiary:

Working capital (excluding cash and cash equivalents)	(18)
Fixed assets	183
Long term assets	3
Net assets acquired	168
Goodwill acquired	7,761
Intangible assets acquired	1,500
Second cash instalment payable	(1,250)
Consideration in convertible promissory note	(4,989)
Consideration in Shares	(1,699)
Deferred tax liability	(315)
Net cash used in purchase of subsidiary	1,176

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

For the period of six months ended June 30, 2021, all of the revenue resulted from sales of COVID-19 related products. Through June 30, 2021, the Company has not yet generated any revenue from its developed cancer-screening tests TMB-1 and TMB-2, LymPro Test™, or its dietary supplement, Tollovid™.

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

If, at any time while this Note is outstanding, (i) the Company effects a Fundamental Transaction, as defined in the SPA, then, upon any subsequent conversion of this Note, the Holder shall have the right to receive, for each Conversion Share that would have been issuable upon such conversion immediately prior to the occurrence of such Fundamental Transaction, the same kind and amount of securities, cash or property as it would have been entitled to receive upon the occurrence of such Fundamental Transaction if it had been, immediately prior to such Fundamental Transaction, the holder of one share of common stock (the “Alternate Consideration”).

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

TODOS MEDICAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

C.	Purchase price allocation

1.	Non-refundable shares of its ordinary stock - As agreed in the SPA, the Company committed to issue non-refundable 29,296,875 ordinary stock, par value NIS 0.01. The fair value of the non-refundable shares was estimated as of the Closing Date based on the Company’s share price as quoted in the OTC as of the Closing Date at $1,699.

2.	The fair value of the convertible note was estimated by third party appraiser as weighted average of the two possible scenarios of the total loan amount conversion as of April 19, 2021, 90% probability for the Mandatory Conversion and 10% probability for the Optional / Maturity Conversion.

The Optional / Maturity Conversion (scenario 1) was estimated by the appraiser using the Monte Carlo Simulation Model based on the following parameters:

April 19, 2021
Risk-free interest rate	0.54%
Expected term (years)	3.94
Volatility	164.02%
Share price	0.058
Conversion price	*
Fair value	$5,101

●	The lower of (i) 0.05 (ii) the volume weighted average price (VWAP) of the last 20 trading days for the Ordinary Stock as reported in the OTC market prior to the conversion.

The Mandatory Conversion (scenario 2) was estimated by the appraiser using the Monte Carlo Simulation Model based on the following parameters:

April 19, 2021
Risk-free interest rate	0.54%
Expected term (years)	0.04
Volatility	112.1%
Share price	0.058
Conversion price	*
Fair value	$4,976

●	The lower of (i) 0.05 (ii) the volume weighted average price (VWAP) of the last 20 trading days for the Ordinary Stock as reported in the OTC market prior to the conversion.

The fair value of the convertible component was estimated by the third-party appraiser after giving effect to the weighted average of the two possible scenarios as of issuance dates was $4,989.

The following table summarizes the total purchase price and purchase price allocation:

U.S. dollars in thousands

Cash payment	2,500
Consideration in Shares	1,699
Fair value of convertible promissory note	4,989
Total purchase price	9,188

Cash and cash equivalents	73
Trade receivables	66
Property and equipment, net	183
Security deposit	3
Technology intangible asset	1,500
Total identifiable assets	1,825

Accounts payable	(82)
Deferred tax liability	(315)
Due to related party	(1)
Total liability assumed	(398)

Total goodwill	7,761

Unaudited pro forma results of operations for the six months ended June 30, 2021 and for the year ended December 31, 2020 are included below as if the acquisition of the Provista’s business occurred on January 1, 2020. This summary of the unaudited pro forma results of operations is not necessarily indicative of what the Company’s results of operations would have been had the Provista Business been acquired at the beginning of 2020, nor does it purport to represent results of operations for any future periods.

	Six months ended June 30,	Year ended December 31,
	2021	2020
	(unaudited, except per share amounts)
Revenues	$6,896	$5,164
Net loss	(14,172)	(17,603)
Basic and diluted net loss per share	(0.02)	(0.04)

TODOS MEDICAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

D.	Foreign operations

	1.	Todos Medical (Singapore) Pte Ltd

On January 27, 2016, the Company incorporated a wholly owned subsidiary in Singapore under the name of Todos Medical (Singapore) Pte Ltd. (“Todos Singapore”) for the purpose of purpose of advancing clinical trials of the Company’s core technology for breast cancer in Southeast Asia. As of June 30, 2021, Todos Singapore has not yet commenced its business operations.

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

	5.	Other entities

		A.	In June 2020, the Company entered into an agreement with NLC Pharma Ltd., under which Antigen COVID Test Killer was formed for the purpose of developing the diagnostic candidate Antigen Killer and product commercialization through the Company’s sales channels.

		B.	In August 2020, the Company entered into an agreement with Care GB Plus Ltd, under which Bio Imagery Ltd. (“Bio Imagery”) has been incorporated for the purpose of developing, marketing and commercializing the Products and all the Intellectual Property of the Company (“Todos Cancer Assets”) and to develop new Intellectual Property, products and services, and pursue the business based on the Todos Cancer Assets and on new intellectual property that will be developed by Bio Imagery. As of June 30, 2021, Bio Imagery has not yet commenced its business operations.

The Company and its entities herein considered as the “Group”.

	6.	Provista Diagnostics, Inc

See note 1B and 1C above. The Company and its entities herein considered as the “Group”.

TODOS MEDICAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 1 - GENERAL

E.	Going concern uncertainty

The Company has devoted substantially all of its efforts to research and development of its cancer and other disease diagnostics products and raising capital to fund this development, along with its dietary supplement distribution. The development and commercialization of the Company’s products are expected to require substantial further expenditures. To date, the Company has not yet generated sufficient revenues from operations to support its activities, and therefore it is dependent upon external sources for financing its operations. Since inception through June 30, 2021, the Company has incurred accumulated losses of $61,448. As of June 30, 2021, the Company’s current liabilities exceed its current assets by $4,166, and there is a shareholders’ deficit of $8,999. The Company has generated negative operating cash flow for all periods. Management has considered the significance of such condition in relation to the Company’s ability to meet its current obligations and to achieve its business targets and determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company plans to finance its operations through the sale of equity and to the extent available, short term and long-term loans (including through issuance of convertible loans together with other financial instruments) and also through revenues from sales of corona testing related products. There can be no assurance that the Company will succeed in obtaining the necessary financing or generating revenues from product sales to continue its operations as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During the year ended December 31, 2020, the Company raised net amounts of $10,685 through receivables financing facility, straight loans, private placement transactions (including equity line), and convertible bridge loans transactions. During the period of six months ended June 30, 2021, the Company raised net amounts of $10,312, through straight loans, convertible bridge loans transactions and private placement transaction.

F.	Risk factors

As described in the above paragraph, the Company has a limited operating history and faces a number of risks and uncertainties, including risks and uncertainties regarding to potential dispute which related to commercial terms in connection with unpaid invoices (related to sales, net yet recognized as revenue) with one of its significant clients

G.	COVID-19

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

The COVID-19 pandemic has created and may continue to create significant opportunity under the uncertainty in macroeconomic conditions, which may cause further demand for the Company’s core business related to PCR testing kits and related materials and supplies as already reflected by recognized revenues of $5,031 and $6,763 during the year ended December 31, 2020 and the period of six months ended June 30, 2021, respectively, substantially all of which was generated after July 2020. However, the Company may face uncertainties around its estimates of revenue collectability and accounts receivable credit losses and its expectation to receive funds from external sources for financing its operations. The Company expects uncertainties around its key accounting estimates to continue to evolve depending on the duration and degree of impact associated with the COVID-19 pandemic. The Company estimates may change as new events occur and additional information emerges, and such changes are recognized or disclosed in the Company’s consolidated financial statements.

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

The results for the six and three months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other interim period or for any future period.

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

E. Goodwill and intangible assets

1.	Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired in business combinations accounted for in accordance with the “purchase method” and is allocated to reporting units at acquisition. Goodwill is not amortized but rather tested for impairment at least annually in accordance with the provisions of ASC Topic 350, “Intangibles - Goodwill and Other”. The Company performs its goodwill annual impairment test for the reporting units at December 31 of each year, or more often if indicators of impairment are present.

2.	Intangible assets with finite lives are amortized using the straight-line basis over their useful lives, to reflect the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up.

F. Basic and diluted net loss per ordinary share

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

TODOS MEDICAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

The net loss and the weighted average number of shares used in computing basic and diluted net loss per share for the period of six month ended June 30, 2021 and 2020, is as follows:

	Six month period ended
	2021	2020

Numerator:
Net loss attributable to common shareholders	$14,167	$7,223
Revaluation of liability related to warrants to purchase shares of common stock	-	-

Net loss attributable to common shareholders	$14,167	$7,223

Denominator:
Shares of common stock used in computing basic net loss per share	585,225,006	164,423,927
Incremental shares from assumed exercise of warrants to purchase shares of common stock	-	-

Shares of common stock used in computing diluted net loss per share	585,225,006	164,423,927

Net loss per share of common stock, basic and diluted	$0.02	$0.04

During the period of six months ended June 30, 2021 and 2020 the total weighted average number of potentially dilutive ordinary shares related to outstanding stock options, stock warrants and convertible bridge loans excluded from the calculation of the diluted loss per share was 323,874,156 and 9,808,979, respectively.

G. Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”) which changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans, and other instruments, entities will be required to use a new forward-looking “expected loss” model that generall4y will result in the earlier recognition of allowances for losses. The guidance also requires increased disclosures. For the Company, the amendments in the update were originally effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In November 2019, the FASB issued ASU No. 2019-10, which delayed the effective date of ASU 2016-13 for smaller reporting companies (as defined by the U.S. Securities and Exchange Commission) and other non-SEC reporting entities to fiscal years beginning after December 15, 2022, including interim periods within those fiscal periods. Early adoption is permitted.

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

As of June 30, 2021, the Aggregate Loan Principal Amount is amounting to $750, which representing discount amortization expenses of $354, was recorded as part of “Finance Expenses” line in operations in the accompanying consolidated statement of operations for the period of six and three months ended June 30, 2021. As of June 30, 2021, the Aggregate Loan Principal Amount is presented as part of the Loan, net account on the balance sheet.

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

At the Company’s option and upon 30 days’ notice to Yozma, 33% of the outstanding Principal and accrued and unpaid Interest of the Note (the “Repayment Amount”) may be redeemed at any time at an amount equal to 115% of the Repayment Amount. The foregoing notwithstanding, Yozma may convert any or all of the Note into shares of Common Stock at any time. Through June 30, 2021, the Company has not redeemed any of the outstanding principal amount and accrued interest, and Yozma has not converted any portion of the Note into shares.

TODOS MEDICAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 3 - SIGNIFICANT TRANSACTIONS (Cont.)

B.	Securities Purchase Agreement

At any time after Yozma becoming aware of an Event of Default as defined in the Securities Purchase Agreement, Yozma may require the Company to redeem (an “Event of Default Redemption”) all or any portion of the Note in cash by wire transfer of immediately available funds at a price equal to principal amount plus interest calculated from the Event of Default at the greater of the default interest at a rate of 18% per annum or the maximum rate permitted under applicable law (the “Event of Default Redemption Price”) together with liquidated damages of $250 plus an amount in cash equal to 1% of the Event of Default Redemption Price for each 30 day period during which redemptions fail to be made. No event of default has occurred through June 30, 2021.

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

The Company recorded an income of $1,829 and expense of $766 related to remeasurement of the embedded conversion feature of convertible bridge loan and the discount amortization of the host loan instrument, respectively, as part of the “Finance Expenses” line in operations in the accompanying consolidated statement of operations for the period of six months ended June 30, 2021.

In addition, on October 7, 2020, the Company entered into consulting agreement with Aslano Private Limited (“Aslano”) whereby Aslano will render non-exclusive advice and service to the Company concerning equity and/or debt financing with certain Potential Buyer or Investor or Financing Party as defined in the consulting agreement in exchange for success fee equal to 8% of the gross amount paid by the Potential Buyer or Investor or Financing Party. In consideration for Aslano’s non-exclusive services with respect to the aforesaid Securities Purchase Agreement, during the period of six months ended June 30, 2021, the Company incurred incremental and direct finder fee cost of $272 which was allocated to the identified components (i.e. convertible bridge loans, bifurcated embedded conversion feature and detachable Warrant) consistent with the allocation of the proceeds issuance expenses. Consequently, an amount of $34, $169 and $69 out of which was recorded as additional discount of the convertible bridge loans, immediate charge to finance expenses and as deduction of additional paid-in capital, respectively, at the outset of the transaction.

For more information in connection to additional funds raising and filing of registration statement on Form S-1 under the aforesaid Securities Purchase Agreement see also Note 3F(2).

TODOS MEDICAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 3 - SIGNIFICANT TRANSACTIONS (Cont.)

C.	First Amendment to Secured Convertible Equipment Loan Agreement

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

The management has determined mainly based on the qualitative terms of the amendment that the terms of the amended instruments considered as substantially different. Consequently, the original convertible bridge loans were derecognized, the new loans were initially recorded at fair value as current financial liability and the shares were initially recorded at fair value as an increase of additional paid-in capital. As of June 30, 2021 the loan was repaid in full.

D.	Closing Agreement

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

Upon initial recognition, it was determined that the embedded conversion feature is required to be bifurcated from the host loan instrument. The management by assistance of third-party appraiser measured the embedded conversion feature in total amount of $1,127 upon initial recognition and in subsequent periods as derivative liability at fair value through profit and loss. The excess of the fair value of identified instruments over net proceeds upon initial recognition amounted to $243 was recorded as part of the “Finance Expenses” line in operations in the accompanying consolidated statement of operations. In subsequent periods, the host loan instrument is accounted for using the effective interest method over the term of the loan, until its stated maturity.

The Company recorded expenses amounting to $102 related to the discount amortization of the host loan instrument and income of $34 related to remeasurement of the embedded conversion feature, which were recorded as part of the “Finance Expenses” line in operations in the accompanying consolidated statement of operations for the period of six months ended June 30, 2021.

E.	Assignment of Receivable Agreement

During the period of six months ended June 30, 2021, Corona Diagnostics (the “Assignor”) entered into Assignment of Receivable Agreements with Ascendant Partners, LLC (the “Assignee”) under which the Assignor assigned to the Assignee all of its right, title and interest in portion of receivable related to invoices for certain purchase orders with a discount in a rate of 10%. The Assignor is obligated to repurchase the PO in the event that payment is not received by the Assignee within 60-days period from the singing of the Assignment of Receivable Agreements.

During the period of six months ended June 30, 2021, the Assignor received an amount of $1,467 under the Assignment of Receivable Agreements and repaid $1,017. In addition, the Company incurred finance expenses with respect to the applicable discount Interest under the Assignment of Receivable Agreements amounted to $50. As of June 30, 2021, an amount of $500 has not been repaid and it is presented as part of the loans, net account.

TODOS MEDICAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 3 - SIGNIFICANT TRANSACTIONS (Cont.)

F.	Securities Purchase Agreement

1.	On April 9, 2021, the Company entered into a Securities Purchase Agreement (the “SPA”) with a Family Office Investor (the “Family Office”) to which the Company has agreed to issue a promissory convertible note (the “Note”) to the Family Office in the principal amount of $4,286 for proceeds of $3,000 (the “Transaction”). The closing occurred on April 12, 2021. The Note has a maturity date of one year from the date of issuance and pays interest at a rate of 4% per annum. The Note is convertible into shares of Common Stock (the “Conversion Shares”) at a conversion price of $0.0599 (the “Conversion Price). In addition, the Family Office received a warrant (the “Warrant”) to purchase up to 16,000,000 shares of Common Stock (the “Warrant Shares”) of the Company with an exercise price equal to $0.107415 per share. The Warrant is exercisable for a 5-year period from the issuance date. Upon a listing of the Company’s common shares onto a national exchange, the Note will exchange into a class of Series A Preferred Shares in order to help improve the Company’s shareholder equity to meet the Nasdaq CM Initial Listing Standards.

The Family Office shall have the option, exercisable at the Family Office’s sole discretion, on the date that is ninety (90) days following the date of effectiveness of a registration statement filed by the Company, to purchase a Second Note and the Second Warrant, for a principal amount of $4,286 for a consideration of $3,000 and a Warrant to purchase up to 16,000,000 shares of Common Stock, with an exercise price equal to $0.107415 per share.

Upon initial recognition, the management by assistance of third-party appraiser allocated the net cash proceeds received based on the relative fair value of the Note and the detachable warrants in total amount of $1 and $508, respectively. The amount allocated to the warrants was classified as a component of permanent equity (as their terms permit the holders to receive a fixed number of shares of common stock upon exercise for a fixed exercise price), net of any related issuance costs and as upon fundamental transaction the warrants holder shall be entitled to receive from the Company the same type of form of consideration such as holders of common stock.

Furthermore, it was determined that the Convertible note is hybrid instrument embodies both an embedded derivative and a host contract and that the embedded conversion feature is required to be bifurcated from the host loan instrument using the with-and-without method. The embedded derivative was measured first at fair value, and the residual amount was allocated to the host contract. The embedded conversion feature was recognized in total amount of $3,007 upon initial recognition and in subsequent periods as derivative liability at fair value through profit and loss. The host loan instrument is accounted for, in subsequent periods, using the effective interest method over the term of the loan, until its stated maturity.

The Company recorded an income of $2,309 and expenses of $14 related to remeasurement of the embedded conversion feature of convertible bridge loan and the discount amortization of the host loan instrument, respectively, as part of the “Finance Expenses” line in operations in the accompanying consolidated statement of operations for the period of six months ended June 30, 2021.

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

Upon initial recognition, the management by assistance of third-party appraiser allocated the net cash proceeds received based on the relative fair value of the Note and the detachable warrants in total amount of $378 and $2,922, respectively. The amount allocated to the warrants was classified as a component of permanent equity (as their terms permit the holders to receive a fixed number of shares of common stock upon exercise for a fixed exercise price), net of any related issuance costs and as upon fundamental transaction the warrants holder shall be entitled to receive from the Company the same type of form of consideration such as holders of common stock.

The Company recorded expenses in the amount of $215 related to remeasurement of the host loan instrument as part of the “Finance Expenses” line in operations in the accompanying consolidated statement of operations for the period of six months ended June 30, 2021.

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

On May 13, 2021, the Company filed a registration statement on Form S-1 with respect to up to 240,591,462 ordinary shares to be issued pursuant to Securities Purchase Agreements with Family Office and Yozma (first and second Tranches), but such registration statement has not yet become effective. As the Company complied with the registration statement filing requirements, as of June 30, 2021, no accrual has been recorded for liquidated damages since the amount to be paid was not probable and reasonably estimate under ASC 450 “Contingencies”.

TODOS MEDICAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

G.	Compensation packages for officers and members of the Board of Directors and its committees

1.	On March 10, 2021, the Company’s Compensation Committee of the Board of Directors has approved compensation package for the Company’s Chief Executive Officer that include inter alia (i) based annual salary of $400; (ii) an immediate granting of 50% of salary in restricted shares for uncompensated efforts to date; (iii) up to 30% cash bonus based on predefined milestones or milestone bonuses in form of Restricted Stock Units ranging of 250,000 up to 2,000,000 common shares, and cash bonus range of $250 up to $1,500 which are based on cumulative volume of sales range from $25,000 up to $100,000 or milestone bonuses in form of Restricted Stock Units in value of $10,000 up to $50,000 which are based on market cap range of $1,000,000 up to $2,000,000 (“Milestone Bonus Fees”); (iv) 1.5% of gross margin for the calendar year 2020 based on Board approval of the Company’s 2020 Financial Statements (“One-Time Bonus”); (v) grant of 8,750,000 stock options to purchase the same number of shares, vesting quarterly over the course of five years and (vi) 50% of base cash bonus and grant of 20,000,000 restricted shares upon consummation of the Company’s planned public offering (“Uplist Fees”).

2.	On March 10, 2021, the Company’s Compensation Committee of the Board of Directors has approved compensation package for the Company’s Chief Financial Officer that include inter alia (i) based annual salary of $250; (ii) an immediate granting of 50% of salary in restricted shares for uncompensated efforts to date; (iii) up to 30% cash bonus predefined milestones or milestone bonuses in form of Restricted Stock Units range of 50,000 up to 200,000 and cash bonus range of $75 up to $300 which are based on cumulative volume of sales range of $25,000 up to $100,000 (“Milestone Bonus Fees”); (iv) 0.5% of gross margin for the calendar year 2020 based on Board approval of the Company’s 2020 Financial Statements (“One-Time Bonus”); (v) grant of 5,000,000 stock options to purchase the same number of shares, vesting quarterly over the course of five years and (vi) 50% of base cash bonus and grant of 10,000,000 restricted shares upon consummation of the Company’s planned public offering (“Uplist Fees”).

3.	On March 10, 2021, the Company’s Compensation Committee of the Board of Directors has approved compensation package for the Company’s members of the Board of Directors and its committees that include inter alia (i) each board member will receive $65 annual salary (to be paid quarterly after financing) and $150 in RSU vesting quarterly over three years; (ii) the Chairman of the board will receive $65 annual salary (to be paid quarterly after consummation of the Company’s planned public offering) and $150 in RSU annually; (iii) Lead Independent Director is entitled to receive additional 100% of annual board cash compensation and RSU; (iv) a grant of RSU of the Company upon consummation of the Company’s planned public offering in an amount equal to annual compensation of each director (“Uplist Fee”) and (iv) cash bonus of $71 to be paid for services of all board committees (“Bonus Fee”).

The above 2021 compensation package are subject to shareholder approval at the Company’s Annual General Meeting of Shareholders which had not been received through June 30, 2021 (see also note 8).

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

In connection with the Purchase Agreement, the Company issued 5,812,500 Ordinary shares to Lincoln Park as a commitment fee of $482 which is recorded as prepaid expenses which are amortized in accordance with the Equity Line utilization. During the year ended December 31, 2020 and the period of three months ended June 30, 2021, the Company recorded amortization expenses amounted to $110 and $12, respectively, as part of “Finance Expenses” line in operations in the accompanying consolidated statement of operations. As of June 31, 2021, the balance of those prepaid expenses was $361.

During the year ended December 31, 2020 and the period of six months ended June 30, 2021, the Company sold 32,747,579 and 5,229,809 Ordinary Shares to Lincoln Park in an initial purchase out of the Investment Amount under the Purchase Agreement for a total purchase price of $2,339 and $255, respectively.

TODOS MEDICAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

3.	During the period of six months ended June 30, 2021, Principal Amount and unpaid Interest in total amount of $9,445 have been converted into 189,773,828 ordinary shares. In addition, the Company issued 2,000,000 ordinary shares of NIS 0.01 par value as fulfillment of commitment related to loan received in 2020.

4.	During the period of six months ended June 30, 2021, one of the Company’s Secured Convertible Equipment Loan Agreement was entered into default scenario as result of lapse of the original maturity date, as defined. Consequently, 20,000,000 ordinary shares of NIS 0.01 par value of the Company were issued as collateral shares for purpose of repayment of the principal amount. The issued shares have been valued at $870 and was deducted from the fair value of the principal amount.

5.	During the period of six months ended June 30, 2021, the Company entered into several service agreements with certain service providers, whereby the Company issued 11,921,053 ordinary share of NIS 0.01 par value or the Company is committed to issue fixed number of ordinary shares in exchange for services that have been rendered. Consequently, the Company recorded related stock-based compensation expense of $44 and $44 as part of “Sales and Marketing Expenses” and “General and Administrative Expenses” lines in operations in the accompanying consolidated statement of operations, respectively.

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

The 2015 Plan permits grant of up to 6,000,000 options to purchase ordinary shares subject to adjustments set in the 2015 Plan. As of June 30, 2021, there were 2,338,838 ordinary shares available for future issuance under the 2015 Plan.

The following table presents the Company’s stock option activity for employees and directors of the Company during the year ended December 31, 2020 and the period of six months ended June 30, 2021:

	Number of Options	Weighted Average Exercise Price
Outstanding as of December 31, 2019	2,267,571	0.061
Granted (A,B)	2,545,083	0.095
Forfeited or expired	(1,129,836)	0.120
Outstanding as of December 31, 2020	3,682,818	0.663
Granted	-	-
Forfeited or expired	(1,137,735)	0.003
Outstanding as of June 30, 2021	2,545,083	0.095
Exercisable as of June 30, 2021	381,762	0.095

A.	On July 29, 2020 (the “Commitment Date”), the Company held its Annual General Meeting of Shareholders, at which the shareholders of the Company approved compensation packages for two officers that include inter alia the Company is obligated to grant of 2,545,083 stock options which are exercisable into the same number of shares of common stock at an exercise price of $0.095 per share and shall become vested quarterly over a 5-year period from its grant date. At the Commitment Date, the Company by assistance of third-party appraiser measured the fair value of the stock options in total amount of $206 by using Black-Scholes-Merton pricing model in which the assumptions that have been used are as follows: expected dividend yield of 0%; risk-free interest rate of 0.25%; expected volatility of 131.9%, and stock options exercise period based upon the stated terms.

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

Moreover, upon consummation of the Company’s planned public offering, 30,000,000 restricted stock units’ bonuses will be granted to the aforesaid officers. At the Commitment Date, December 31, 2020 and June 30, 2021, the likelihood that the Performance Milestone for consummation of the Company’s planned public offering was not considered as probable. Thus, during the year ended December 31, 2020 and the period of six months ended June 30, 2021, stock-based compensation expense has not been recorded with respect to the Performance Milestone.

During the year ended December 31, 2020 and the period of six months ended June 30, 2021, the Company recorded stock-based compensation expense amounting to $331 and $42, respectively, as part of “General and Administrative Expenses” line in operations in the accompanying consolidated statement of operations.

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

During the year ended December 31, 2020 and the period of six months ended June 30, 2021, the Company recorded stock-based compensation expense amounting to $349 and $269, respectively, as part of “General and Administrative Expenses” line in operations in the accompanying consolidated statement of operations.

As of June 30, 2021, the aggregate intrinsic value for the stock options outstanding and exercisable according to $0.035 price per share is $0 and $0, respectively, with a weighted average remaining contractual life of 4.08 years.

Stock-based compensation expenses incurred for employees (and directors) and non-employees for the period of six months ended June 30, 2021, amounted to $399.

NOTE 6 - FINANCING EXPENSES, NET

	Six months period ended June 30,
	2021	2020

Modification of terms relating to straight loan transaction	$88	$-
Modification of terms relating to convertible bridge loans transactions	-	3,839
Exchange differences relating to loans from shareholders	-	83
Issuance of shares as a settlement in excess of the carrying amount of financial liabilities	-	499
Amortization of discounts and accrued interest on convertible bridge loans	13,648	(2,503)
Amortization of discounts and accrued interest on straight loans	653	80
Change in fair value of derivative warrants liability and fair value of warrants expired	(294)	-
Change in fair value of liability related to conversion feature of convertible bridge loans	(4,307)	(120)
Issuance of shares as call options to acquire potential acquire	-	2,000
Settlement in cash of prepayment obligation related to convertible bridge loan	182	-
Interest and related royalties under receivables financing facility	311	-
Amortization of prepaid expenses related to commitment shares in connection with receivables financing facility and equity line	293	-
Exchange rate differences and other finance expenses	(89)	442
	$10,485	$4,320

TODOS MEDICAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 7 – SEGMENT REPORTING

A.	General information

Commencing 2020, the operations of the Company are conducted through three different core activities: Breast Cancer Test (TM-B1, TM-B2), Alzheimer and COVID-19 testing (commencing the fourth quarter of 2020), each of which are operating segments. These activities also represent the reportable segments of the Group.

The reportable segments are viewed and evaluated separately by Company management, since the marketing strategies, processes and expected long term financial performances of the segments are different.

B.	Information about reported segment profit or loss and assets

	Breast		COVID-19
	Cancer Test	Alzheimer	Testing	Total
Six months ended June 30, 2021
Revenues	-	-	6,763	6,763
Operating loss	(2,977)	-	(213)	(3,190)
Unallocated amounts:
Financing expenses, net				(10,485)
Share in losses of affiliated companies accounted for under equity method, net				(492)
Net loss				(14,167)
Total Assets	11,029	-	6,229	17,258
Other significant items:
Total expenditures for assets of reportable segment	-	-	770	770
Total depreciation for reportable segment	(15)	-	(341)	(356)

The evaluation of performance is based on the operating income of each of the three reportable segments.

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

Management has determined that none of the equity method investees is eligible to be considered as reportable segment as they do not meet the criteria in ASC Topic 280-10-50 (or they did not commence their operations)..

C.	Revenues by geographic region are as follows:

	Six months period ended June 30,	Three months period ended June 30,	Year ended December 31,
	2021	2021	2020
	Unaudited

Israel	$-	$-
United States	6,763	1,732
	6,763	1,732

D.	Property and equipment, net, by geographic areas:

	As of June 30,	As of December 31,
	2021	2020
Israel	$47	$61
United States	2,549	1,938
	$2,596	$1,999

E.	Major customers

During the year ended December 31, 2020, the Company had one costumer which represents 56.64% of the Company’s total sales. During the Six months ended June 30, 2021, the Company had one costumer which represents 63.43% of the Company’s total sales with which Company’s contractual agreement to supply Covid-19 testing kits to a significant customer expired.

NOTE 8 - SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were available to be issued (September 23, 2021). Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements, except as disclosed below.

On July 7, 2021, the Company entered into a Securities Purchase Agreement (the “SPA”) with an institutional investor (the “Purchaser”) pursuant to which the Company has agreed to issue a promissory convertible note (the “Note”) to the Purchaser in the principal amount of $1,535,714 for proceeds of $1,075,000 (the “Transaction”). The closing occurred on July 7, 2021 (the “Closing Date”). The Note has a maturity date of one year from the date of issuance and pays interest at a rate of 4% per annum. The Note is convertible into shares of Common Stock (the “Conversion Shares”) at a conversion price of $0.0599 (the “Conversion Price). In addition, the Purchaser received a warrant (the “Warrant”) to purchase up to 3,440,000 shares of Common Stock (the “Warrant Shares”) of the Company with an exercise price equal to $0.107415 per share. The Warrant is exercisable for 5 years from the date of issuance. From the Closing Date until 180 days thereafter, the Company shall be restricted from issuing or entering into any agreement to issue any shares of Common Stock, except under certain circumstances. This provision shall no longer be in effect if the closing sale price of the Common Stock exceeds $0.10. The Company intends to use the net proceeds for general corporate purposes.

The Company has agreed to file a registration statement with the Securities and Exchange Commission registering for resale of the Conversion Shares and the Warrant Shares (the “Registration Statement). Subsequent to the effective date of such registration statement, if the closing sale price of the Common Stock averages less than the then Conversion Price over a period of ten (10) consecutive trading days, the Conversion Price shall reset to such average price. If the 10-day volume weighted average price of the Common Stock continues to be less than the Conversion Price then the Conversion Price should reset to such 10-day average price with a maximum of a 20% discount from the initial Conversion Price.

On July 26, 2021 the Annual General Meeting of the Company approved:

1.	The resolution to amend the Company’s Articles of Association: (a) to authorize the creation of 50,000 redeemable Preferred shares of the Company; (b) to authorize the creation of five thousand redeemable Preferred B Shares of the Company; (c) to increase the Company’s authorized share capital to permit the issuance of a total of up to 5,000,000,000 ordinary shares of the Company; and (d) to allow the Company to fulfill relevant provisions of U.S. law in lieu of Israeli law requirements regarding External Directors, if and to the extent allowed to do so under Israeli corporate law and regulation was approved by the stockholders by the votes set forth in the table below
2.	The Compensation packages for officers and members of the Board of Directors and its committees as detailed in note 3G above.
3.	The nomination of additional two external directors to the board of directors of the Company for a period ending on July 26, 2024.
4.	The extension for an additional year the authority granted to the Company’s Board of Directors to effect a reverse split of the Company’s ordinary shares (as per resolution of the Company’s Shareholders’ Meeting of May 11, 2020), such that the authority so granted shall extend until July 26, 2022, and to expand such authority to include a reverse split of the Company’s entire share capital share at a ratio within the range from 1-for-2 up to 1-for 500, provided that the Company shall not effect reverse share splits that, in the aggregate, exceed 1-for-500.

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

Overview

Todos Medical Ltd. is a developer and distributor of medical diagnostics addressing cancers, Alzheimer’s Disease and viruses, as well as a provider of Covid-19 testing supplies and automation solutions, and a developer and distributor of immune support products and antivirals that target the inhibition of 3CL protease for the treatment of Covid-19.

Diagnostics

Our medical diagnostics business is primarily engaged in the development and commercialization of blood tests for the early detection of primary breast cancer and recurrences, the diagnosis and management of SARS-COV-2 infections and immunity in response to vaccinations and natural or breakthrough infections, and the early detection of Alzheimer’s Disease.

Videssa Breast

Current methods of breast cancer detection have known limitations, particularly in women with abnormal imaging findings. Our proprietary breast cancer test, Videssa Breast, is the first blood test of its kind to detect the presence or absence of breast cancer in women with abnormal or difficult-to interpret imaging findings. Videssa Breast provides biochemical evidence to complement the anatomical view of imaging for improved breast cancer detection. The test was developed to provide physicians with actionable information regarding breast cancer risk in women following an inconclusive mammogram result (BI-RADS III or IV), which primarily occurs in women with dense breasts. The data provided from the test, which has demonstrated specificity of ~99% in both women over and under 50 years of age, arms physicians with a powerful tool to help guide decisions of whether to continue to monitor a low-risk patient intermittently, or whether to advance an at-risk patient immediately into a more expensive and invasive diagnostic assessment that likely includes a breast biopsy. With Videssa as the proprietary centerpiece of our cancer diagnostic strategy, we will be looking to offer highly advanced, comprehensive cancer testing solutions to OB-GYNs, general practitioners and other stakeholders in the medical community who will ultimately be managing patients likely to be strong candidates for Videssa. This test is not only important for ruling out cancer in false positive mammograms, but for monitoring the appearance of cancer and the need for imaging on younger women that are at risk and are not offered mammograms. This test could potentially represent a new standard of care in certain areas for breast cancer screening, a marketplace that remains dramatically undeserved both domestically in the US as well as internationally, and for which we believe Todos Medical is well positioned to disrupt.

LymPro Test™

The Lymphocyte Proliferation (LymPro) Test™ measures markers of immune cells present in the blood as a surrogate for loss of nerve cell function and the toxic accumulation of beta-amyloid plaques in the brain, which is a hallmark of Alzheimer’s disease. Based on differences observed in the response of cells from patients with Alzheimer’s disease as compared with age-matched controls and patients with other dementias, it appears that the test has high potential as an adjunctive diagnostic for Alzheimer’s disease. LymPro exploits the fact that abnormalities in replication (or the cell cycle) seem to extend to immune cells in the blood. The test specifically measures the alterations in cell cycle activity in blood lymphocytes (a type of immune cell) as a biomarker of neuronal damage, for the early identification and screening of Alzheimer’s. Areas for deployment include initial IUO testing followed by full diagnostic testing for patients with MCI and dementia for differential diagnosis.

Provista Diagnostics Laboratory

Our Provista Diagnostics Laboratory serves as a hub for our diagnostic development programs, including our flagship Videssa blood test, as well as support for our automation solutions customers. We have focused our COVID-19 diagnostic testing efforts at Provista to prioritize delivering diagnostic services, including PCR and neutralizing antibody testing, becoming a direct provider to healthcare professionals. We have partnered with Fosun Pharma to offer the first neutralizing antibody test, cPass™ SARS-CoV-2 Neutralizing Antibody Detection Kit, which has received Emergency Use Authorization (“EUA”) from the US FDA for the detection of SARS-CoV-2 receptor binding domain (“RBD” or “neutralizing”) antibodies. We believe this test can serve as a key marker for physicians, businesses and schools to access Covid-19 immunity risk among their populations. This expansion into testing services allows us to diversify our business into higher margin revenue in the COVID-19 space, as well as help us to expand our business development opportunities with the labs we work with by providing reference lab testing services as we increase Provista’s automated testing capabilities. The Company intends to build Provista into a highly automated lab capable of running multiple platforms in parallel in order to offer clients comprehensive testing solutions that meet their needs, especially in cancer, infectious disease, immune monitoring and Alzheimer’s disease. Todos intends to focus on ways of leveraging its existing testing business and its client base to deliver actionable high value testing that will improve outcomes while lowering cost of care. We believe that our establishment of a strong commercial infrastructure is the key to unlocking the value of our intellectual property portfolio.

TBIA Platform

From a research and development perspective, our proprietary diagnostics technology centers on testing blood cells using an FTIR spectrometer to turn biological information into data, and then using our patented Total Biochemical Infrared Analysis (TBIA) deep learning data analytics platform to mine the data in order to develop algorithms that are indicative of the presence of cancer, and the tissue of origin in the body where the cancer is located. The TBIA detection method is based on cancer’s influence on the immune system that triggers biochemical changes in peripheral blood. The primary advantages of the TBIA platform are the high accuracy (sensitivity and specificity) and low-cost structure due to the biological information being captured using spectroscopy versus biological antibody capture methods that require the manufacture of multiple antibodies to capture a biological signature. TBIA is based upon technology originally invented by the researchers at Ben Gurion University (“BGU”) and Soroka, whose intellectual property has been licensed to us. We have received a CE Mark in the European Union authorizing the commercial use of the TBIA platform in the diagnosis of breast cancer and colon cancer.

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

Covid-19 Automated Testing Solutions and Distribution

We provide advanced technologies addressing bottlenecks, whether they be scientific, technical or logistical, to enable laboratories to rapidly expand testing capacity while reducing operational costs. To forward this business, we entered into distribution agreements with multiple companies to gain rights to rapid IgM/IgG COVID-19 antibody test kits, RNA extraction machines, RNA extraction reagents, qPCR reagents, digital PCR reagents and automated liquid handler machines, in order to offer a comprehensive suite of solutions to laboratories worldwide. We began marketing a turnkey automation services solution to laboratories seeking to expand their COVID-19 testing capabilities and started generating revenue from the distribution of products to support laboratory COVID testing through the automated machinery we provided.

Immune Support Products and 3CL Protease Inhibiting Antivirals

The Company entered into a joint venture with Israeli-based biotech company, NLC Pharma, to advance a theragnostic program targeting the 3CL protease, a key enzyme required for coronaviruses to replicate and infect other cells. We have funded the development of a novel enzymatic 3CL protease diagnostic test that determines whether a coronavirus is actively replicating vs. inactively being cleared from the body by the immune system, as well as 3CL protease inhibitors that aim to slow the replication of the virus in order to be able to further support the body’s ability to be able to overcome a potential coronavirus exposure or infection. Furthermore, the partnership is in the development phase of our own antiviral, Tollovir™, a potent 3CL protease inhibitor for the treatment of hospitalized COVID-19 patients, which is currently undergoing a Phase 2 clinical trial in Israel with plans to expand the clinical development program to India. Lastly, the Company’s 3CL protease inhibitor botanical product, Tollovid, is a dietary supplement that helps to support and maintain healthy immune function. This technology will potentially have a significant impact for the development of virus targeting therapeutic development strategies, as well as clearance for return to life activities post-infection.

We believe that as we continue to grow our automation services business, we are creating a natural distribution base for the Videssa test, as well as for the eventual commercialization of our proprietary TBIA platform tests and diagnostics developed with NLC Pharma. We intend to seek out additional opportunities to leverage our expanding base of laboratory partners in the coming years.

Operating Results

Revenues

During the six and three months ended June 30, 2021, we have generated revenues of $6,763,000 and $1,732,000, respectively, through our U.S. subsidiary, Corona Diagnostics, LLC.

Operating Expenses

Our current operating expenses consist of four components - cost of revenues, research and development expenses, marketing expenses and general and administrative expenses.

Cost of revenues

Our cost of revenues consists primarily of materials, depreciation and other related cost of revenues expenses.

The following table discloses the breakdown of cost of revenues:

	Six Months Ended June 30,		Three Months Ended June 30,
U.S. dollars	2021	2020	2021	2020
Salaries and related expenses	$65,000	$11,000	$65,000	$11,000
Materials and other costs	3,773,000	-	687,000	-
Depreciation	310,000	-	161,000	-
Total	$4,148,000	$11,000	$913,000	$11,000

Research and Development Expenses

Our research and development expenses consist primarily of salaries and related personnel expenses, subcontracted work and consulting, liabilities for royalties and other related research and development expenses.

The following table discloses the breakdown of research and development expenses:

	Six Months Ended June 30,		Three Months Ended June 30,
U.S. dollars	2021	2020	2021	2020
Stock-based compensation	$-	$97,000	$-	$61,000
Professional fees	125,000	398,000	25,000	398,000
Laboratory and materials	501,000	61,228	207,000	-
Depreciation	15,000	13,187	7,000	7,000
Insurance and other expenses	2,000	-	-	-
Total	$643,000	$569,000	$239,000	$465,000

We expect that our research and development expenses will materially increase as we plan to rapidly recruit more employees in order to accelerate our research and development efforts.

Sales and Marketing expenses

Sales and marketing expenses consist primarily of salaries and share-based compensation expense.

The following table discloses the breakdown of sales and marketing expenses:

	Six Months Ended June 30,		Three Months Ended June 30,
U.S. dollars	2021	2020	2021	2020
Salaries and related expenses	$253,000	$22,000	$252,000	$22,000
Share Based Compensation	45,000	1,408,000	-	658,000
Professional Fees	1,660,598	-	347,000	-
Total	$1,958,000	$1,430,000	$599,000	$680,000

General and administrative

General and administrative expenses consist primarily of salaries, share-based compensation expense, professional service fees (for accounting, legal, bookkeeping, intellectual property and facilities), directors fee and insurance and other general and administrative expenses.

The following table discloses the breakdown of general and administrative expenses:

	Six Months Ended June 30,		Three Months Ended June 30,
U.S. dollars	2021	2020	2021	2020
Salaries and related expenses	$84,000	$79,000	$44,000	$42,000
Share-based compensation	365,000	313,000	164,000	268,000
Professional fees	2,114,000	485,000	1,125,000	262,000
Insurance and other expenses	641,000	48,000	312,000	23,000
Total	$3,204,000	$925,000	$1,643,000	$595,000

Comparison of the Three and Six Months Ended June 30, 2021 and June 30, 2020:

Results of Operations

Revenues. Our revenues for the three months ended June 30, 2021, were $1,732,000, compared to $32,000 during the three months ended June 30, 2020.

Our revenues for the six months ended June 30, 2021 were $6,763,000, compared to $32,000 during the six months ended June 30, 2020.

The increase in our revenues is a result of the sales of our COVID-19 testing products through our U.S. subsidiary, Corona Diagnostics, LLC. Revenues for the six and three months ended June 30, 2021 include $4,290,000 of revenues to our significant customer with which Company’s contractual agreement to supply Covid-19 testing kits to a significant customer expired – see Recent Development below

Cost of revenues. Our cost of revenues for the three months ended June 30, 2021, were $913,000, compared to $11,000 during the three months ended June 30, 2020, and $4,148,000 during the six months ended June 30, 2021, compared to $11,000 during the six months ended June 30, 2020. The increase in our cost of revenues is related to the sales of our COVID-19 testing products.

Research and Development Expenses. Our research and development expenses for the three months ended June 30, 2021, were $239,000 compared to $465,000 for the three months ended June 30, 2020, representing a net decrease of $226,000, or 49%, and $643,000 for the six months ended June 30, 2021, compared to $569,000 during the six months ended June 30, 2020, an increase of $74,000, or 13%. The increase in the six months ended June 30, 2021 is primarily due to an increase in Laboratory and materials and other research and development costs in connection with providing Covid testing services mainly through our wholly-owned subsidiary Corona Diagnostics, LLC and our new acquired subsidiary, Provista Diagnostics Inc, offset by a decrease in professional fees and stock-based compensation used for continued development of our products.

Sales and Marketing Expenses. Our sales and marketing expenses decreased from $680,000 in the three months ended June 30, 2020, to $599,000 in the three months ended June 30, 2021, providing a decrease of $81,000 or 13%, and increased from $1,430,000 in the six months ended June 30, 2020 to $1,958,000 in the six months ended June 30, 2021, providing an increase of $528,000 or 37%. This increase was principally due to increases in marketing and public relations efforts and costs associated with the sales of our Covid products offset by a decrease in stock-based compensation.

General and Administrative Expenses. Our general and administrative expenses for the three months ended June 30, 2021, were $1,643,000, compared to $595,000 for the three months ended June 30, 2020, providing an increase of $1,048,000 or 176%, and $3,204,000 for the six months ended June 30, 2021, compared to $925,000 for the six months ended June 30, 2020, providing an increase of $2,279,000 or 246%. The increase is primarily due to the increase in stock-based compensation and professional services which consists mainly of legal fees, directors fees and other professional services.

Finance (Income) Expenses, Net. Our net finance income for the three months ended June 30, 2021 was ($5,171,000) compared to net finance expenses of $866,000 for the three months ended June 30, 2020, providing an increase of $6,037,000 or 697%, and $10,485,000 for the six months ended June 30, 2021, compared to net finance expenses of $4,320,000 for the six months ended June 30, 2020, providing an increase of $6,165,000 or 143%. The increase is primarily due to change in fair value of warrants liability, loss from extinguishment of loans from shareholders and amortization of discounts and accrued interest on convertible bridge loans. It should be noted that during the second quarter of 2021, most of the Company’s convertible bridge loans were repaid at a cost of $2,166,000.

Share in losses of affiliated company is accounted for under the equity method. Our share in losses of affiliated company accounted for under the equity method amounted to $119,000 in the three months and $492,000 in the six months ended June 30, 2021.

Net Income or Loss. Our net income for the three months ended June 30, 2021 was $3,390,000, compared to net loss of $2,585,000 for the three months ended June 30, 2020, providing an increase of $5,975,000 or 231%. Our net loss for the six months ended June 30, 2021 was $14,167,000, compared with a net loss of $7,223,000 for the six months ended June 30, 2020, an increase in net loss of $6,944,000 or 96%. The increase is primarily due to the changes as mentioned above.

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

The table below presents our cash flows:

STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Six months period ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(14,167)	$(7,223)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	356	13
Liability for minimum royalties	24	19
Stock-based compensation	399	1,818
Expiration of call options to acquire potential acquiree	-	2,000
Share in losses of affiliated company	492	-
Modification of terms relating to straight loan transaction	88	-
Modification of terms relating to convertible bridge loans transactions	-	3,839
Exchange differences relating to loans from shareholders	-	83
Issuance of shares as a settlement in excess of the carrying amount of financial liabilities	-	499
Amortization of discounts and accrued interest on convertible bridge loans	13,648	(2,503)
Amortization of discounts and accrued interest on straight loans	653	80
Change in fair value of derivative warrants liability and fair value of warrants expired	(294)	-
Change in fair value of liability related to conversion feature of convertible bridge loans	(4,307)	(120)
Increase in trade receivables	(1,168)	-
Increase in inventories	(1,348)	(164)
Decrease (increase) in other current assets	712	(45)
Increase (decrease) in accounts payables	(481)	131
Decrease in deferred revenues	(857)	-
Increase in other current liabilities	260	78
Net cash used in operating activities	(5,990)	(1,495)

Cash flows from investing activities:
Purchase of property and equipment	(770)	(25)
Restricted cash	-	5
Cash used in purchased of subsidiary consolidated for the first time	(1,176)	-
Investment in other companies	(635)	(4)
Net cash used in investing activities	(2,581)	(24)

Cash flows from financing activities:
Proceeds from straight loans, net	1,850	147
Repayment of Receivables financing facility	(1,249)	-
Repayment of straight loans	(1,058)	-
Repayment of convertible bridge loans	(2,166)	-
Proceeds from issuance of units consisting of convertible bridge loans, stock warrants and shares, net	10,312	1,562
Proceeds from issuance of units consisting of ordinary shares and stock warrants	-	30
Proceeds from issuance of ordinary shares through equity line	255	-
Net cash provided by financing activities	7,944	1,739

Change in cash, cash equivalents	(627)	220
Cash, cash equivalents at beginning of period	935	12
Cash, cash equivalents at end of period	$308	$232

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2021 was $5,990,000 compared to $1,495,000 in the six months ended June 30, 2020. The increase in the cash flow used in operating activities in 2021 compared to 2020 is primarily due to an increase from operating loss less stock-based compensation, change in fair value of convertible bridge loans, amortization of discounts and accrued interest on convertible bridge loans and changes in other current assets, plus change in fair value of derivative warrants liability and fair value of warrants expired, change in fair value of liability related to conversion feature of convertible bridge loans, increase in inventory, Increase in trade receivables and decrease in deferred revenues.

Investing Activities

Net cash used in investing activities for the for the six months ended June 30, 2021 was $2,581,000, compared to $24,000 in the six months ended June 30, 2020. The primary reason for the increase in investing activities was due to purchase on laboratory equipment by our U.S. subsidiary, Corona Diagnostics, LLC, the investment in Provista Diagnostics Inc, and investments in other laboratories.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2021 was $7,944,000, compared to net cash provided by financing activities for the six months ended June 30, 2020 of $1,739,000. This increase is primarily due to a cash received from proceeds from straight loans offset by Repayment of Receivables financing facility, Repayment of straight loans and Repayment of convertible bridge loans.

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

On April 8, 2021, the Company entered into a Securities Purchase Agreement (the “SPA”) with an institutional investor (the “Purchaser”) pursuant to which the Company has agreed to issue a promissory convertible note (the “Note”) to the Purchaser in the principal amount of $4,285,714.29 for proceeds of $3,000,000 (the “Transaction”). The closing occurred on April 12, 2021 (the “Closing Date”). The Note has a maturity date of one year from the date of issuance and pays interest at a rate of 4% per annum. The Note is convertible into shares of Common Stock (the “Conversion Shares”) at a conversion price of $0.0599 (the “Conversion Price). In addition, the Purchaser received a warrant (the “Warrant”) to purchase up to 16,000,000 shares of Common Stock (the “Warrant Shares”) of the Company with an exercise price equal to $0.107415 per share. The Warrant is exercisable for 5 years from the date of issuance. From the Closing Date until 180 days thereafter, the Company shall be restricted from issuing or entering into any agreement to issue any shares of Common Stock, except under certain circumstances. This provision shall no longer be in effect if the closing sale price of the Common Stock exceeds $0.10. The Company intends to use the net proceeds from this Note to initiate the Phase 2 for Tollovir™ clinical trial in COVID-19 patients, complete the acquisition of Provista Diagnostics, Inc. and for general corporate purposes.

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

The foregoing descriptions of the SPA, the Note and the Warrant do not purport to be complete and are qualified in their entirety by reference to the full text of the SPA, Note and Warrant, forms of which are attached as Exhibit 10.1, 10.2 and 10.3, respectively, to the Company’s Current Report on Form 8-K dated April 14, 2021, and are incorporated herein by reference.

On April 8, 2021, the Company received a notice of allowance (‘Letter of Intent to Grant a Patent’) from the European Patent Office covering the use of the Company’s proprietary Total Biochemical Infrared Analysis (‘TBIA’) method that uses blood (plasma and/or peripheral blood mononuclear cells ‘PBMCs’) to distinguish between patients with benign tumors vs. malignant tumors vs. no tumors (healthy controls).

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

On April 19, 2021, the Company entered into an Agreement to Purchase Provista Diagnostics, Inc. (“Agreement to Purchase”) with Strategic Investment Holdings, LLC (“SIH”), Ascenda BioSciences LLC (“Ascenda”) and Provista Diagnostics, Inc. (“Provista”). Ascenda was the sole owner of the outstanding securities of Provista and SIH is the sole owner of all the outstanding securities of Ascenda.

Pursuant to the Agreement to Purchase, the Company acquired Provista from Ascenda and SIH for an aggregate purchase price of $7.5 million consisting of an initial cash payment of $1.25 million, the issuance of $1.5 million in Company common shares priced at $0.0512 per share, the issuance of a $3.5 million convertible promissory note dated April 19, 2021 (the “Note”) and the payment on for before July 1, 2021 of $1.25 million in cash (the “July Payment”), which payment the Company had the right to, and did, extend to July 15, 2021. The Provista shares acquired by the Company remained in an escrow account until the July Payment was made. The Note has a maturity date of April 8, 2025, and is convertible beginning on October 20, 2021, into Company common shares at a conversion price equal to the lesser of $0.05 or the volume weighted average price of the last 20 trading days for the common shares prior to the date of conversion. In the event that the Company uplists its common shares to a national securities exchange, the Note shall automatically be exchanged into preferred stock with a conversion price equal to the lesser of (a) $0.05, (b) the opening price on the day of the uplisting provides there is no transaction associated with the uplisting or (c) the deal price of an uplisting transaction.

The foregoing descriptions of the Agreement to Purchase, the SPA, the Note and the Security Agreement do not purport to be complete and are qualified in their entirety by reference to the full text of the Agreement to Purchase, SPA, Note and the Security Agreement, forms of which are attached as Exhibit 10.1, 10.2 and 10.3, respectively, to the Company’s Current Report on Form 8-K dated April 23, 2021, and are incorporated herein by reference.

On July 7, 2021, the Company entered into a Securities Purchase Agreement (the “SPA”) with an institutional investor (the “Purchaser”) pursuant to which the Company has agreed to issue a promissory convertible note (the “Note”) to the Purchaser in the principal amount of $1,535,714 for proceeds of $1,075,000 (the “Transaction”). The closing occurred on July 7, 2021 (the “Closing Date”). The Note has a maturity date of one year from the date of issuance and pays interest at a rate of 4% per annum. The Note is convertible into shares of Common Stock (the “Conversion Shares”) at a conversion price of $0.0599 (the “Conversion Price). In addition, the Purchaser received a warrant (the “Warrant”) to purchase up to 3,440,000 shares of Common Stock (the “Warrant Shares”) of the Company with an exercise price equal to $0.107415 per share. The Warrant is exercisable for 5 years from the date of issuance. From the Closing Date until 180 days thereafter, the Company shall be restricted from issuing or entering into any agreement to issue any shares of Common Stock, except under certain circumstances. This provision shall no longer be in effect if the closing sale price of the Common Stock exceeds $0.10. The Company intends to use the net proceeds for general corporate purposes.

The Company has agreed to file a registration statement with the Securities and Exchange Commission registering for resale of the Conversion Shares and the Warrant Shares (the “Registration Statement). Subsequent to the effective date of such registration statement, if the closing sale price of the Common Stock averages less than the then Conversion Price over a period of ten (10) consecutive trading days, the Conversion Price shall reset to such average price. If the 10-day volume weighted average price of the Common Stock continues to be less than the Conversion Price then the Conversion Price should reset to such 10-day average price with a maximum of a 20% discount from the initial Conversion Price.

The foregoing descriptions of the SPA, the Note and the Warrant do not purport to be complete and are qualified in their entirety by reference to the full text of the SPA, Note and Warrant, forms of which are attached as Exhibit 10.1, 10.2 and 10.3, respectively, to the Company’s Current Report on Form 8-K filed July 8, 2021, and are incorporated herein by reference.

On July 22, 2021, the US Food & Drug Administration (FDA) granted a new Certificate of Free Sale for Tollovid Daily™, the newest member of the Company’s Tollovid™ dietary supplement product line.

The Certificate of Free Sale is for a twice-daily dosing regimen and, critically, a 3CL protease inhibitor claim. Each 60-pill bottle of Tollovid Daily can help support and maintain healthy immune function for 30 days. The Company intends to establish a monthly subscription model as part of its marketing launch campaign for Tollovid Daily immune system support. Tollovid™ and Tollovid Daily are both 3CL protease inhibitor products developed under a joint venture with NLC Pharma.

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2021:

	Payments due by period
	(US$)	Less than 1			More than
	Total	year	1-3 years	3-5 years	5 years

Convertible bridge loans, net	15,560,000	15,560,000	-	-	-
Other loans, net	2,756,000	2,756,000
Royalties to BGU (1)	501,000	296,000	95,000	39,000	71,000

Total (2)	18,817,000	18,612,000	95,000	39,000	71,000

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk during the second quarter of 2021. For a discussion of our exposure to market risk, please see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2020 Form 10-K.

TODOS MEDICAL LTD.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2021, or the Evaluation Date. Based on such evaluation, those officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are ineffective in recording, processing, summarizing and reporting, on a timely basis, information required to be included in periodic filings under the Exchange Act and that such information is not accumulated and communicated to management, including our principal executive and financial officers, in a manner sufficient to allow timely decisions regarding required disclosure, due to lack of sufficient internal accounting personnel, segregation of duties, lack of sufficient internal controls (including IT general controls) that encompass the Company as a whole with respect to entity and transactions level controls in order to ensure complete documentation of complex and non-routine transactions and adequate financial reporting.

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

During the quarter ended June 30, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

TODOS MEDICAL LTD.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBIT INDEX

Exhibit Number	Description

10.1	Securities Purchase Agreement dated as of January 22, 2021, between Todos Medical Ltd and Yozma Global Genomic Fund 1, filed as Exhibit 10.1 on the Company’s Form 8-K filed January 26, 2021, and incorporated herein by reference.

10.2	Form of Promissory Convertible Note issued by Todos Medical Ltd to Yozma Global Genomic Fund 1, filed as Exhibit 10.2 on the Company’s Form 8-K filed January 26, 2021, and incorporated herein by reference.

10.3	Form of Ordinary Share Purchase Warrant issued by Todos Medical Ltd. to Yozma Korea Group Ltd., filed as Exhibit 10.3 on the Company’s Form 8-K filed on January 26, 2021, and incorporated herein by reference.

10.4	Form of Closing Agreement between Todos Medical Ltd. and the purchaser named therein, a form of which is attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 10, 2021, and incorporated herein by reference.

10.5	Agreement to Purchase Provista Diagnostics, Inc. dated April 19, 2021, by and between Todos Medical Ltd, Strategic Investment Holdings, LLC, Ascenda BioSciences LLC, and Provista Diagnostics, Inc., a form of which is attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 23, 2021, and incorporated herein by reference.

10.6	Securities Purchase Agreement dated April 19, 2021, into by and between Todos Medical Ltd. and Strategic Investment Holdings, LLC, a form of which is attached as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 23, 2021, and incorporated herein by reference.

10.7	Form of Convertible Promissory Note issued by Todos Medical Ltd. to Strategic Investment Holdings, LLC, a form of which is attached as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 23, 2021, and incorporated herein by reference.

10.8	Security Agreement, dated as of April 19, 2021, made and entered into by and between Strategic Investment Holdings, LLC, Ascenda BioSciences LLC, and Provista Diagnostics, Inc., a form of which is attached as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated April 23, 2021, and incorporated herein by reference

10.9	Securities Purchase Agreement dated as of July 7, 2021, between Todos Medical Ltd and Kips Bay Select LP, filed as Exhibit 10.1 on the Company’s Form 8-K filed July 8, 2021, and incorporated herein by reference.

10.10	Form of Promissory Convertible Note issued by Todos Medical Ltd to Kips Bay Select LP, filed as Exhibit 10.2 on the Company’s Form 8-K filed July 8, 2021, and incorporated herein by reference.

10.11	Form of Ordinary Share Purchase Warrant issued by Todos Medical Ltd. to Kips Bay Select LP, filed as Exhibit 10.3 on the Company’s Form 8-K filed on July 8, 2021, and incorporated herein by reference.

31.1	Certification of Chief Executive Officer of Todos Medical Ltd. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer of Todos Medical Ltd. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Todos Medical Ltd.

Date: September 23, 2021	By:	/s/ Gerald Commissiong
Gerald Commissiong
Chief Executive Officer

Date: September 23, 2021	By:	/s/ Daniel Hirsch
Daniel Hirsch
Chief Financial Officer
(Principal Financial and Accounting Officer)

