Form 10-Q
period 2021-09-30
TODOS MEDICAL LTD.
filed 2021-11-15
CIK 1645260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2021

For the three months ended September 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of November 11, 2021, the registrant had 914,387,625 ordinary shares outstanding.

TODOS MEDICAL LTD.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2021

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TODOS MEDICAL LTD.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2021

F-1

TODOS MEDICAL LTD.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2021

TODOS MEDICAL LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands except share and per share amounts)

	As of September 30,	As of December 31,
	2021	2020
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$166	$935
Trade receivables	2,072	378
Inventories	1,904	536
Other current assets	129	601
Total current assets	4,271	2,450

Non-current assets:
Investment in affiliated companies accounted for under equity method		745
Investment in other company	495	224
Property and equipment, net	2,591	1,999
Right of use asset arising from operating lease	182	-
Prepaid expenses	361	591
Goodwill	7,761	-
Intangible assets	1,500	-
Total non-current assets	12,890	3,559

Total assets	$17,161	$6,009

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Receivables financing facility, net	$-	$1,306
Loans	3,205	1,672
Accounts payable	1,169	1,640
Deferred revenues	13	844
Other current liabilities	3,450	2,316
Liability for minimum royalties	355	291
Total current liabilities	8,192	8,069

Non-current liabilities:
Convertible bridge loans, net	17,017	5,965
Derivative warrants liability, net	2	301
Fair value of bifurcated convertible feature of convertible bridge loans	1,873	2,500
Operating lease liability	86
Deferred taxes	315	-
Liability for minimum royalties	175	185
Total non-current liabilities	19,468	8,951

Shareholders’ deficit:
Ordinary Shares of NIS 0.01 par value each:
Authorized: 5,000,000,000 and 1,000,000,000 shares at September 30, 2021 and December 31, 2020, respectively; Issued and outstanding: 874,813,050 shares and 376,335,802 shares at September 30, 2021 and December 31, 2020, respectively	2,593	1,059
Additional paid-in capital	58,735	35,211
Accumulated deficit	(71,827)	(47,281)
Total shareholders’ deficit	(10,499)	(11,011)

Total liabilities and shareholders’ deficit	$17,161	$6,009

The accompanying notes are an integral part of these condensed consolidated financial statements.

TODOS MEDICAL LTD.

CONDENSED STATEMENTS OF OPERATIONS

	Nine months period ended		Three months period ended
	September 30,		September 30,
	2021	2020	2021	2020
	Unaudited		Unaudited

Revenues	$7,773	$1,316	$1,010	$1,284
Cost of revenues	(5,191)	(894)	(1,043)	(883)
Gross profit (loss)	2,582	422	(33)	401

Research and development expenses	(685)	(9,655)	(166)	(9,086)
Sales and marketing expenses	(2,387)	(2,187)	(429)	(757)
General and administrative expenses	(5,198)	(1,729)	(1,869)	(804)

Operating loss	(5,688)	(13,149)	(2,497)	(10,246)

Financing expenses, net	(17,360)	(11,375)	(6,875)	(7,055)
Share in losses of affiliated companies accounted for under equity method, net	(1,499)	(734)	(1,007)	(734)

Net loss	$(24,547)	$(25,258)	$(10,379)	$(18,035)

Basic and diluted net loss per share	$(0.04)	$(0.12)	$(0.01)	$(0.07)

Weighted average number of ordinary shares outstanding attributable to ordinary shareholders used in computation of basic and diluted net loss per share	637,916,356	210,806,186	736,939,641	257,276,039

The accompanying notes are an integral part of these condensed consolidated financial statements.

TODOS MEDICAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(U.S. dollars in thousands except share and per share amounts)

	Ordinary shares		Additional paid-in	Accumulated	Total Shareholders’
	Shares	Amount	capital	deficit	deficit

Balance as of December 31, 2019	103,573,795	$280	$10,979	$(17,508)	$(6,249)
Changes during the three months period ended March 31, 2020:
Issuance of ordinary shares for call option to acquire potential acquiree	17,091,096	49	951	-	1,000
Partial conversion of convertible bridge loans into ordinary shares	27,336,061	78	1,508	-	1,586
Classification of derivative warrants liability into equity as result of partial conversion of convertible bridge loans into ordinary shares	-	-	333	-	333
Issuance of ordinary shares and stock warrants upon modification of terms relating to convertible bridge loans transactions	350,000	1	376	-	377
Commitment to issue units consisting of ordinary shares and stock warrants	-	-	30	-	30
Issuance of stock warrants as part of convertible bridge loan received	-	-	466	-	466
Issuance of ordinary shares to service providers	5,718,588	17	815	-	832
Net loss for the period	-	-	-	(4,638)	(4,638)
Balance as of March 31, 2020 (unaudited)	154,069,540	425	15,458	(22,146)	(6,263)
Changes during the three months period ended June 30, 2020:
Issuance of ordinary shares for call option to acquire potential acquiree	13,008,976	37	963	-	1,000
Partial conversion of convertible bridge loans into ordinary shares	13,015,711	36	866	-	902
Classification of derivative warrants liability into equity as result of partial conversion of convertible bridge loans into ordinary shares	-	-	193	-	193
Issuance of stock warrants as part of convertible bridge loan received	-	-	126	-	126
Issuance of ordinary shares as partial settlement of financial liability	13,750,000	39	910	-	949
Issuance of ordinary shares and stock warrants upon modification of terms relating to convertible bridge loans transactions	720,000	2	39	-	41
Issuance of ordinary shares to service providers	7,309,915	21	966	-	987
Net loss for the period	-	-	-	(2,585)	(2,585)
Balance as of June 30, 2020 (unaudited)	201,874,142	$560	$19,521	$(24,731)	$(4,650)
Changes during the three months period ended September 30, 2020:
Partial conversion of convertible bridge loans into ordinary shares	14,017,973	41	1,413	-	1,454
Issuance of stock warrants as part of convertible bridge loan received	-	-	582	-	582
Issuance of ordinary shares as commitment shares in exchange for equity line granted	5,812,500	17	465	-	482
Issuance of ordinary shares through equity line	14,437,500	43	1,253	-	1,296
Issuance of ordinary shares as consideration to obtain control over affiliated company	67,599,796	193	5,891	-	6,084
Issuance of ordinary shares for call option to acquire potential acquire	18,608,113	54	946	-	1,000
Issuance of ordinary shares as commitment shares in exchange for receivables financing facility	3,500,000	10	305	-	315
Issuance of ordinary shares and stock warrants upon modification of terms relating to convertible bridge loans transactions	9,333,333	27	1,191	-	1,218
Issuance of units consisting of ordinary shares (or fixed number of shares to be issued) and warrants	1,000,000	3	(3)	-	-
Classification of derivative warrants liability into equity as result of partial conversion of convertible bridge loans into ordinary shares	-	-	70	-	70
Amount related to fixed number of ordinary shares to be issued as contingent consideration	-	-	1,300	-	1,300
Share based compensation for employees & directors	-	-	460	-	460
Share based compensation for service providers	-	-	57	-	57
Net loss for the period	-	-	-	(18,035)	(18,035)
Balance as of September 30, 2020 (unaudited)	336,183,357	$948	$33,451	$(42,766)	$(8,367)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TODOS MEDICAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(U.S. dollars in thousands except share and per share amounts)

	Ordinary shares		Additional paid-in	Accumulated	Total Shareholders’
	Shares	Amount	capital	deficit	deficit

Balance as of December 31, 2020	376,335,802	$1,059	$35,211	$(47,281)	$(11,011)
Changes during the three months period ended March 31, 2021:
Issuance of ordinary shares as settlement of previous commitments	2,500,000	8	(8)	-	-
Partial conversion of convertible bridge loans into ordinary shares	134,358,817	409	6,461	-	6,870
Issuance of ordinary shares upon modification of terms relating to convertible straight loan transaction	2,000,000	6	82	-	88
Issuance of stock warrants as part of convertible bridge loan received	-	-	792	-	792
Issuance of ordinary shares in exchange for equity line received	5,229,809	16	239	-	255
Issuance of ordinary shares as collateral for loan repayment	20,000,000	61	809	-	870
Issuance of ordinary shares or commitment for issuance of fixed number of ordinary shares to service providers	11,921,053	36	30	-	66
Stock-based compensation to employees and directors	-	-	169	-	169
Net loss for the period	-	-	-	(17,557)	(17,557)
Balance as of March 31, 2021 (unaudited)	552,345,481	1,595	43,785	(64,838)	(19,458)
Changes during the three months period ended June 30, 2021:
Partial conversion of convertible bridge loans into ordinary shares	55,415,011	170	1,606	-	1,776
Issuance of stock warrants as part of convertible bridge loan received	-	-	3,430	-	3,430
Stock-based compensation to service providers	-	-	21	-	21
Commitment to issue shares in acquisition of subsidiary	-	-	1,699	-	1,699
Stock-based compensation to employees and directors	-	-	143	-	143
Net income for the period	-	-	-	3,390	3,390
Balance as of June 30, 2021 (unaudited)	607,760,492	$1,765	$50,684	$(61,448)	$(8,999)
Changes during the three months period ended September 30, 2021:
Partial conversion of convertible bridge loans into ordinary shares	238,190,489	739	7,179	-	7,918
Issuance of stock warrants as part of convertible bridge loan received	-	-	728	-	728
Stock-based compensation to service providers	3,000,000	9	76	-	85
Issuance of shares in acquisition of subsidiary	25,862,069	80	(80)	-	-
Stock-based compensation to employees and directors	-	-	148	-	148
Net loss for the period	-	-	-	(10,379)	(10,379)
Balance as of September 30, 2021 (unaudited)	874,813,050	$2,593	$58,735	$(71,827)	$(10,499)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TODOS MEDICAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Nine months period ended September 30,
	2021	2020
	Unaudited	Unaudited
Cash flows from operating activities:

Net loss	$(24,547)	$(25,258)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	556	38
Liability for minimum royalties	53	29
Stock-based compensation	633	2,334
Expiration of call options to acquire potential acquiree	-	3,000
Impairment of intangible IPR&D, net of taxes	-	8,157
Impairment of investment in affiliated company	-	2,823
Revaluation of investment in affiliated company to fair value	-	(1,623)
Share in losses of affiliated company	1,499	-
Modification of terms relating to straight loan transaction	88	-
Modification of terms relating to convertible bridge loans transactions	-	(3,495)
Exchange differences relating to loans from shareholders	-	40
Issuance of shares as a settlement in excess of the carrying amount of financial liabilities	-	499
Issuance of ordinary shares and stock warrants upon modification of terms relating to convertible bridge loans transactions	-	415
Amortization of discounts and accrued interest on convertible bridge loans	18,080	8,393
Amortization of discounts and accrued interest on straight loans	2,290	-
Change in fair value of derivative warrants liability and fair value of warrants expired	(299)	-
Change in fair value of liability related to conversion feature of convertible bridge loans	(3,777)	-
Increase in trade receivables	(1,629)	(206)
Increase in inventories	(806)	(440)
Decrease (increase) in other current assets	704	48
Increase (decrease) in accounts payables	(961)	203
Decrease in deferred revenues	(857)	-
Increase (decrease) in other current liabilities	(326)	1,376
Net cash used in operating activities	(9,299)	(3,667)

Cash flows from investing activities:

Purchase of property and equipment	(965)	(346)
Restricted cash	-	5
Purchase of intangible IPR&D	-	(450)
Cash used in purchased of subsidiary consolidated for the first time	(1,176)	-
Investment in other companies	(1,024)	(560)
Net cash used in investing activities	(3,165)	(1,351)

Cash flows from financing activities:

Proceeds from straight loans, net	2,496	812
Repayment of Receivables financing facility	(1,249)	-
Repayment of straight loans	(1,329)	-
Repayment of convertible bridge loans	(2,165)	-
Proceeds from issuance of units consisting of convertible bridge loans, stock warrants and shares, net	13,687	3,087
Proceeds from issuance of units consisting of ordinary shares and stock warrants	-	30
Proceeds from issuance of ordinary shares through equity line	255	1,296
Net cash provided by financing activities	11,695	5,225

Change in cash, cash equivalents	(769)	207
Cash, cash equivalents at beginning of period	935	12
Cash, cash equivalents at end of period	$166	$219

The accompanying notes are an integral part of these condensed consolidated financial statements.

TODOS MEDICAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont.)

(U.S. dollars in thousands)

	Nine months period ended September 30,
	2021	2020
	Unaudited	Unaudited
Supplemental disclosure of non-cash activities:
Issuance of warrants as part of bridge loan transactions	4,157	948
Partial conversion of convertible bridge loans and liability related to conversion feature of convertible bridge loans into ordinary shares	(16,493)	(3,943)
Issuance of stock warrants as part of convertible bridge loan received	(870)
Issuance of shares upon acquisition of an IPR&D	-	6,084
Issuance of shares for receiving an equity line	-	(315)
Issuance of shares or commitment to issue fixed number of shares for receiving convertible bridge loans	-	482
Issuance of ordinary shares upon modification of terms relating to convertible straight loan transaction	792
Issuance of shares as settlement of financial liabilities	-	(450)
Investment in affiliated company by issuance shares and commitment for issued shares as contingent consideration and commitment for funding	-	(2,615)
Classification of warrants from liability into equity upon partial conversion of convertible bridge loans into ordinary shares	-	(595)
Conversion of loan from shareholder into ordinary shares	-	40

Cash used in purchased of subsidiary consolidated for the first time:

Working capital (excluding cash and cash equivalents)	(18)
Fixed assets	183
Long term assets	3
Net assets acquired	168
Goodwill acquired	7,761
Intangible assets acquired	1,500
Second cash installment payable	(1,250)
Consideration in convertible promissory note	(4,989)
Consideration in Shares	(1,699)
Deferred tax liability	(315)
Net cash used in purchase of subsidiary consolidated for the first time	1,176

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

Additionally, commencing 2020, the Company through its U.S. subsidiary (Corona Diagnostics, LLC) has entered into several distribution agreements with other companies to distribute certain novel coronavirus (COVID-19) test kits. The agreements cover multiple international suppliers of PCR testing kits and related materials and supplies, as well as antibody testing kits from multiple third-party manufacturers after completing validation of said testing kits and supplies in certified laboratory in the United States. Additionally, upon completion of the Share Purchase Agreement for the purchase of Provista Diagnostics, Inc. (see B below), the Company, through Provista Diagnostics, Inc. provide diagnostic testing laboratory currently performing COVID-19 PCR testing, primarily for the medical and entertainment industries.

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

For the period of nine months ended September 30, 2021, all of the revenue resulted from sales of COVID-19 related products and testing kits. Through September 30, 2021, the Company has not yet generated any revenue from its developed cancer-screening tests TMB-1 and TMB-2, LymPro Test™ , or its dietary supplement, Tollovid™.

B.	Share Purchase Agreement

On April 19, 2021, the Company entered into a Share Purchase Agreement (“SPA”) with Strategic Investment Holdings, LLC, Ascenda BioSciences LLC (“SIH”, “Ascenda” and together referring as “Sellers”, respectively) and Provista Diagnostics, Inc. (“Provista”). Ascenda was the sole owner of the outstanding securities of Provista and SIH is the sole owner of all the outstanding securities of Ascenda. Provista is a medical diagnostics company based in Alpharetta, Georgia that owns the intellectual property rights to the proprietary breast cancer blood test, Videssa®, and has a diagnostic testing laboratory currently performing COVID-19 PCR testing, primarily for the medical and entertainment industries.

Subject to the terms and conditions of the SPA, the Company shall purchase from the Sellers 3,599 shares of Preferred Stock and 1,581 shares of Ordinary Stock (collectively the “Provista Shares”) representing 100% of Provista’ s securities outstanding, for an aggregate purchase price of $7,500 subject to the following terms:

1.	On or before April 19, 2021, (the “First Closing Date”), the Company shall deliver to Sellers a non-refundable deposit of $1,250 (the “Cash Deposit”). The Cash Deposit was delivered at April 21, 2021.

2.	On or before the First Closing Date, the Company shall deliver to Sellers or Sellers’ designees such number of non-refundable shares of its ordinary stock, par value NIS 0.01, (the “Todos Deposit Shares”) with a fair market value of $1,500, as defined in the SPA. 25,862,069 ordinary shares were delivered in August 2021.

3.	On or before July 1, 2021 (the “Second Closing Date”), the Company shall deliver to the Sellers a second payment of $1,250 (the “Second Cash Payment”). The second payment was made during July 2021.

4.	The Company shall have the option of extending the payment of the Second Cash Payment until July 15, 2021, by paying the Sellers an additional amount of $250 (the “Extension Payment”) on or before the Second Closing Date. If the Extension Payment is received by Sellers on or before the Second Closing Date, then the Company shall deliver the Convertible Note on the Second Closing Date and the Second Cash Payment on or before July 15, 2021. In the event the Company completes the Second Cash Payment, the aforesaid Extension Payment shall be credited towards the Second Cash Payment.

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
Unaudited

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

TODOS MEDICAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 1 - GENERAL (Cont.)

Unaudited pro forma results of operations for the nine months ended September 30, 2021 and for the year ended December 31, 2020 are included below as if the acquisition of the Provista’s business occurred on January 1, 2020. This summary of the unaudited pro forma results of operations is not necessarily indicative of what the Company’s results of operations would have been had the Provista Business been acquired at the beginning of 2020, nor does it purport to represent results of operations for any future periods.

	Nine months ended September 30,	Year ended December 31,
	2021	2020
	(unaudited)
Revenues	$7,866	$5,164
Net loss	(24,552)	(17,603)
Basic and diluted net loss per share	(0.04)	(0.04)

D.	Foreign operations

1.	Todos Medical (Singapore) Pte Ltd

On January 27, 2016, the Company incorporated a wholly owned subsidiary in Singapore under the name of Todos Medical (Singapore) Pte Ltd. (“Todos Singapore”) for the purpose of advancing clinical trials of the Company’s core technology for breast cancer in Southeast Asia. As of September 30, 2021, Todos Singapore has not yet commenced its business operations.

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

On February 27, 2019, the Company entered into Shares Purchase and Assignment of License Agreement with Amarantus Bioscience Holdings, Inc. (“Amarantus”), under which the Company purchased 19.99% of the issued and outstanding common stock of Breakthrough Diagnostics, Inc. (“Breakthrough”) for entering into the field of early detection of Alzheimer’s disease. On July 28, 2020, the Company entered into Amendment No. 1 to the Shares Purchase and Assignment of License Agreement with Amarantus, pursuant to which the Company completed the purchase of the remaining 80.01% of the issued and outstanding common stock of Breakthrough for consideration that was based on the Company’s shares.

At the Closing Date, Breakthrough was determined to be excluding substantive process as required under the definition of business in accordance with the provisions of ASC Topic 805 “Business Combination”. In addition, it was determined that the License represents IPR&D with no alternative future use and therefore the entire purchase price allocated to the acquired IPR&D was charged to expense at the acquisition date as part of “Research and Development expenses” line in operations in the accompanying consolidated statement of operations for the year ended December 31, 2020.

5.	Other entities

A.	In June 2020, the Company entered into an agreement with NLC Pharma Ltd., under which Antigen COVID Test Killer was formed for the purpose of developing the diagnostic candidate Antigen Killer and product commercialization through the Company’s sales channels.

B.	In August 2020, the Company entered into an agreement with Care GB Plus Ltd, under which Bio Imagery Ltd. (“Bio Imagery”) has been incorporated for the purpose of developing, marketing and commercializing the Products and all the Intellectual Property of the Company (“Todos Cancer Assets”) and to develop new Intellectual Property, products and services, and pursue the business based on the Todos Cancer Assets and on new intellectual property that will be developed by Bio Imagery. As of September 30, 2021, Bio Imagery has not yet commenced its business operations and the Company wrote off its investment in the amount of $618.

The Company and its entities herein considered as the “Group”.

6.	Provista Diagnostics, Inc

See note 1B and 1C above

TODOS MEDICAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 1 - GENERAL (Cont.)

E.	Going concern uncertainty

The Company has devoted substantially all of its efforts to research and development of its cancer and other disease diagnostics products and raising capital to fund this development, along with its dietary supplement distribution. The development and commercialization of the Company’s products are expected to require substantial further expenditures. To date, the Company has not yet generated sufficient revenues from operations to support its activities, and therefore it is dependent upon external sources for financing its operations. Since inception through September 30, 2021, the Company has incurred accumulated losses of $71,827. As of September 30, 2021, the Company’s current liabilities exceed its current assets by $3,921, and there is a shareholders’ deficit of $10,499. The Company has generated negative operating cash flow for all periods. Management has considered the significance of such condition in relation to the Company’s ability to meet its current obligations and to achieve its business targets and determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company plans to finance its operations through the sale of equity and to the extent available, short term and long-term loans (including through issuance of convertible loans together with other financial instruments) and also through revenues from sales of corona testing related products. There can be no assurance that the Company will succeed in obtaining the necessary financing or generating revenues from product sales to continue its operations as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During the year ended December 31, 2020, the Company raised net amounts of $10,685 through receivables financing facility, straight loans, private placement transactions (including equity line), and convertible bridge loans transactions. During the period of nine months ended September 30, 2021, the Company raised net amounts of $16,438, through straight loans, convertible bridge loans transactions and private placement transaction.

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

The COVID-19 pandemic has created and may continue to create significant opportunity under the uncertainty in macroeconomic conditions, which may cause further demand for the Company’s core business related to PCR testing kits and related materials and supplies as already reflected by recognized revenues of $5,031 and $7,733 during the year ended December 31, 2020 and the period of nine months ended September 30, 2021, respectively, substantially all of which was generated after July 2020. However, the Company may face uncertainties around its estimates of revenue collectability and accounts receivable credit losses and its expectation to receive funds from external sources for financing its operations. The Company expects uncertainties around its key accounting estimates to continue to evolve depending on the duration and degree of impact associated with the COVID-19 pandemic. The Company estimates may change as new events occur and additional information emerges, and such changes are recognized or disclosed in the Company’s consolidated financial statements.

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

The results for the nine and three months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other interim period or for any future period.

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

TODOS MEDICAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The net loss and the weighted average number of shares used in computing basic and diluted net loss per share for the period of nine month ended September 30, 2021 and 2020, is as follows:

	Nine month period ended September 30,
	2021	2020
	Unaudited	Unaudited
Numerator:
Net loss attributable to common shareholders	$24,547	$25,258
Revaluation of liability related to warrants to purchase shares of common Stock	-	-

Net loss attributable to common shareholders	$24,547	$25,258

Denominator:
Shares of common stock used in computing basic net loss per share	637,916,356	210,806,186
Incremental shares from assumed exercise of warrants to purchase shares of common stock	-	-

Shares of common stock used in computing diluted net loss per share	637,916,356	210,806,186

Net loss per share of common stock, basic and diluted	$0.04	$0.12

During the period of nine months ended September 30, 2021 and 2020 the total weighted average number of potentially dilutive ordinary shares related to outstanding stock options, stock warrants and convertible bridge loans excluded from the calculation of the diluted loss per share was 452,109,492 and 48,642,797, respectively.

F.	Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities, and operating lease liabilities in our condensed consolidated balance sheets.

ROU assets represent Company’s right to use an underlying asset for the lease term and lease liabilities represent Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, the Company generally uses the incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

The Company is currently assessing the impact the guidance will have on its condensed consolidated financial statements.

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

The total discount amortization expenses of $2,414 and $2,207, were recorded as part of “Finance Expenses” line in operations in the accompanying consolidated statement of operations for the period of nine and three months ended September 30, 2021, respectively. During the three months ended September 30, 2021 the lender converted the entire loan amount into 81,736,111 ordinary shares of the Company with aggregated value of $750.

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

At the Company’s option and upon 30 days’ notice to Yozma, 33% of the outstanding Principal and accrued and unpaid Interest of the Note (the “Repayment Amount”) may be redeemed at any time at an amount equal to 115% of the Repayment Amount. The foregoing notwithstanding, Yozma may convert any or all of the Note into shares of Common Stock at any time. Through September 30, 2021, the Company has not redeemed any of the outstanding principal amount and accrued interest, and Yozma has not converted any portion of the Note into shares.

TODOS MEDICAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 3 - SIGNIFICANT TRANSACTIONS (Cont.)

B.	Securities Purchase Agreement

At any time after Yozma becoming aware of an Event of Default as defined in the Securities Purchase Agreement, Yozma may require the Company to redeem (an “Event of Default Redemption”) all or any portion of the Note in cash by wire transfer of immediately available funds at a price equal to principal amount plus interest calculated from the Event of Default at the greater of the default interest at a rate of 18% per annum or the maximum rate permitted under applicable law (the “Event of Default Redemption Price”) together with liquidated damages of $250 plus an amount in cash equal to 1% of the Event of Default Redemption Price for each 30 day period during which redemptions fail to be made. No event of default has occurred through September 30, 2021.

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

Upon initial recognition, the management by assistance of third-party appraiser allocated the net cash proceeds received based on the relative fair value of the Note and the detachable warrants in total amount of $423 and $861, respectively. The amount allocated to the warrants was classified as a component of permanent equity (as their terms permit the holders to receive a fixed number of shares of common stock upon exercise for a fixed exercise price), net of any related issuance costs and as upon fundamental transaction the warrants holder shall be entitled to receive from the Company the same type of form of consideration such as holders of common stock.

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

The Company recorded an income of $1,666 and expense of $742 related to remeasurement of the embedded conversion feature of convertible bridge loan and the discount amortization of the host loan instrument, respectively, as part of the “Finance Expenses” line in operations in the accompanying consolidated statement of operations for the period of nine months ended September 30, 2021. During the period of three months ended September 30, 2021, the Company recorded Finance Expenses of $164 and income of $58 related to remeasurement of the embedded conversion feature of convertible bridge loan and the discount amortization of the host loan instrument, respectively.

In addition, on October 7, 2020, the Company entered into consulting agreement with Aslano Private Limited (“Aslano”) whereby Aslano will render non-exclusive advice and service to the Company concerning equity and/or debt financing with certain Potential Buyer or Investor or Financing Party as defined in the consulting agreement in exchange for success fee equal to 8% of the gross amount paid by the Potential Buyer or Investor or Financing Party. In consideration for Aslano’s non-exclusive services with respect to the aforesaid Securities Purchase Agreement, during the period of nine months ended September 30, 2021, the Company incurred incremental and direct finder fee cost of $272 which was allocated to the identified components (i.e. convertible bridge loans, bifurcated embedded conversion feature and detachable Warrant) consistent with the allocation of the proceeds issuance expenses. Consequently, an amount of $34, $169 and $69 out of which was recorded as additional discount of the convertible bridge loans, immediate charge to finance expenses and as deduction of additional paid-in capital, respectively, at the outset of the transaction.

For more information in connection to additional funds raising and filing of registration statement on Form S-1 under the aforesaid Securities Purchase Agreement subsequent to the balance sheet date.

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

The management has determined mainly based on the qualitative terms of the amendment that the terms of the amended instruments considered as substantially different. Consequently, the original convertible bridge loans were derecognized, the new loans were initially recorded at fair value as current financial liability and the shares were initially recorded at fair value as an increase of additional paid-in capital. As of September 30, 2021 the loan was repaid in full.

D.	Closing Agreement

On March 3, 2021, the Company and one of its lenders entered into a Closing Agreement (the “Closing Agreement”), under which the lender exercised its right to invest an additional $884 into the Company in the form of July 2020 Convertible Notes (the “Tranche 2 Securities”). In addition, the Company covenanted and agreed to file a registration agreement with respect to the Tranche 2 Securities on or before the earlier to occur of (i) the date that the Company files a registration statement with respect to any other securities of the Company or (ii) April 1, 2021 (such date, the “Tranche 2 Filing Date”) and cause a registration statement to be declared effective under the Securities Act with respect to the Tranche 2 Securities on or before May 1, 2021. The Company acknowledges that failure to timely comply with the foregoing obligations will subject the Company to substantial liability under the Registration Agreement, including without limitation liquidated damages in the amount of $250, along with an amount of cash accruing each month equal to the value of 1% of the value of the Tranche 2 Securities.

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

The Company recorded interest expenses amounting to $2,750 related to valuation of the loan to fair value upon default event and income of $34 related to remeasurement of the embedded conversion feature, which were recorded as part of the “Finance Expenses” line in operations in the accompanying consolidated statement of operations for the period of nine months ended September 30, 2021. During the period of three months ended September 30, 2021, the Company recorded Finance Expenses of $2,647 related to valuation of the loan to fair value upon default event and $0 related to remeasurement of the embedded conversion feature.

E.	Assignment of Receivable Agreement

During the period of nine months ended September 30, 2021, Corona Diagnostics (the “Assignor”) entered into Assignment of Receivable Agreements with Ascendant Partners, LLC (the “Assignee”) under which the Assignor assigned to the Assignee all of its right, title and interest in portion of receivable related to invoices for certain purchase orders with a discount in a rate of 10%. The Assignor is obligated to repurchase the PO in the event that payment is not received by the Assignee within 60-days period from the singing of the Assignment of Receivable Agreements.

During the period of nine months ended September 30, 2021, the Assignor received an amount of $1,467 under the Assignment of Receivable Agreements and repaid $1,117. In addition, the Company incurred finance expenses with respect to the applicable discount Interest under the Assignment of Receivable Agreements amounted to $50. As of September 30, 2021, an amount of $400 has not been repaid.

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

The Company recorded an income of $2,166 and expenses of $55 related to remeasurement of the embedded conversion feature of convertible bridge loan and the discount amortization of the host loan instrument, respectively, as part of the “Finance Expenses” line in operations in the accompanying consolidated statement of operations for the period of nine months ended September 30, 2021. During the period of three months ended September 30, 2021, the Company recorded Finance Expenses of $143 and income of $49 related to remeasurement of the embedded conversion feature of convertible bridge loan and the discount amortization of the host loan instrument, respectively.

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

TODOS MEDICAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 3 - SIGNIFICANT TRANSACTIONS (Cont.)

The Company recorded expenses in the amount of $753 and $538 related to remeasurement of the host loan instrument as part of the “Finance Expenses” line in operations in the accompanying consolidated statement of operations for the period of nine months and three months ended September 30, 2021, respectively.

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

On May 13, 2021, the Company filed a registration statement on Form S-1 with respect to up to 240,591,462 ordinary shares to be issued pursuant to Securities Purchase Agreement with Family Office and Yozma (first and second Tranches). As the Company complied with the registration statement filing requirements, as of September 30, 2021, no accrual has been recorded for liquidated damages since the amount to be paid was not probable and reasonably estimate under ASC 450 “Contingencies”.

3.	On July 7, 2021, the Company entered into a Securities Purchase Agreement (the “SPA”) with an institutional investor (the “Purchaser”) pursuant to which the Company has agreed to issue a promissory convertible note (the “Note”) to the Purchaser in the principal amount of $1,536 for proceeds of $1,075 (the “Transaction”). The closing occurred on July 7, 2021 (the “Closing Date”). The Note has a maturity date of one year from the date of issuance and pays interest at a rate of 4% per annum. The Note is convertible into shares of Common Stock (the “Conversion Shares”) at a conversion price of $0.0599 (the “Conversion Price). In addition, the Purchaser received a warrant (the “Warrant”) to purchase up to 3,440,000 shares of Common Stock (the “Warrant Shares”) of the Company with an exercise price equal to $0.107415 per share. The Warrant is exercisable for 5 years from the date of issuance. From the Closing Date until 180 days thereafter, the Company shall be restricted from issuing or entering into any agreement to issue any shares of Common Stock, except under certain circumstances. This provision shall no longer be in effect if the closing sale price of the Common Stock exceeds $0.10. The Company intends to use the net proceeds for general corporate purposes.

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

Upon initial recognition, the management by assistance of third-party appraiser allocated the net cash proceeds received based on the relative fair value of the Note and the detachable warrants in total amount of $697 and $121, respectively. The amount allocated to the warrants was classified as a component of permanent equity (as their terms permit the holders to receive a fixed number of shares of common stock upon exercise for a fixed exercise price), net of any related issuance costs and as upon fundamental transaction the warrants holder shall be entitled to receive from the Company the same type of form of consideration such as holders of common stock.

Furthermore, it was determined that the Convertible note is hybrid instrument embodies both an embedded derivative and a host contract and that the embedded conversion feature is required to be bifurcated from the host loan instrument using the with-and-without method. The embedded derivative was measured first at fair value, and the residual amount was allocated to the host contract. The embedded conversion feature was recognized in total amount of $257 upon initial recognition and in subsequent periods as derivative liability at fair value through profit and loss. The host loan instrument is accounted for, in subsequent periods, using the effective interest method over the term of the loan, until its stated maturity.

The Company recorded an expense of $81 and an expense of $148 related to remeasurement of the embedded conversion feature of convertible bridge loan and the discount amortization of the host loan instrument, respectively, as part of the “Finance Expenses” line in operations in the accompanying consolidated statement of operations for the period of nine months ended September 30, 2021.

TODOS MEDICAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 3 - SIGNIFICANT TRANSACTIONS (Cont.)

4.	On September 15, 2021, the Company completed the conditions precedent required to enter into a Securities Purchase Agreement (the “SPA”) with an institutional investor (the “Purchaser”) pursuant to which the Company issued a promissory convertible note (the “Note”) to the Purchaser in the principal amount of $2,857 for proceeds of $2,000 (the “Transaction”). The Note has a maturity date of one year from the date of issuance and pays interest at a rate of 4% per annum. The Note is convertible into shares of Common Stock (the “Conversion Shares”) at a conversion price of $0.0599 (the “Conversion Price). In addition, the Purchaser received a warrant (the “Warrant”) to purchase up to 11,924,636 shares of Common Stock (the “Warrant Shares”) of the Company with an exercise price equal to $0.107415 per share. The Warrant is exercisable for 5 years from the date of issuance. The Company intends to use the net proceeds from this Note to initiate Phase 2/3 trials for Tollovir™ COVID-19 patients, initiate digital marketing for its dietary supplement Tollovid®, increase sales & marketing for Provista Diagnostics, and for general corporate purposes.

The Company has agreed to file a registration statement with the Securities and Exchange Commission registering for resale the Conversion Shares and the Warrant Shares (the “Registration Statement). Subsequent to the effective date of the Registration Statement, if the closing sale price of the Common Stock averages less than the then Conversion Price over a period of ten (10) consecutive trading days, the Conversion Price shall reset to such average price. If the 10 day volume weighted average price of the Common Stock continues to be less than the Conversion Price then the Conversion Price should reset to such 10-day average price with a maximum of a 20% discount from the initial Conversion Price.

Upon initial recognition, the management by assistance of third-party appraiser allocated the net cash proceeds received based on the relative fair value of the Note and the detachable warrants in total amount of $1,290 and $558, respectively. The amount allocated to the warrants was classified as a component of permanent equity (as their terms permit the holders to receive a fixed number of shares of common stock upon exercise for a fixed exercise price), net of any related issuance costs and as upon fundamental transaction the warrants holder shall be entitled to receive from the Company the same type of form of consideration such as holders of common stock.

Furthermore, it was determined that the Convertible note is hybrid instrument embodies both an embedded derivative and a host contract and that the embedded conversion feature is required to be bifurcated from the host loan instrument using the with-and-without method. The embedded derivative was measured first at fair value, and the residual amount was allocated to the host contract. The embedded conversion feature was recognized in total amount of $152 upon initial recognition and in subsequent periods as derivative liability at fair value through profit and loss. The host loan instrument is accounted for, in subsequent periods, using the effective interest method over the term of the loan, until its stated maturity.

The Company recorded an income of $3 and expenses of $45 related to remeasurement of the embedded conversion feature of convertible bridge loan and the discount amortization of the host loan instrument, respectively, as part of the “Finance Expenses” line in operations in the accompanying consolidated statement of operations for the period of nine months ended September 30, 2021.

G.	Secured Promissory Note

On July 19, 2021, the Company entered into Secured Promissory Note (the “Note”) with a lender (the “Lender”), pursuant to which the Company has agreed to issue a Note to the Lender in the principal amount of $1,666 for proceeds of $1,000 (the “Transaction”). The Note has a maturity date of 180 days from the date of issuance.

H.	Lease Agreement

The Company signed a lease agreement for office space in Georgia, US through June 30, 2023 with monthly payments of $104.42. A lease liability in the amount of 182.19 and right-of-use asset in the amount of $182.19 have been recognized in the balance sheet as at September 30, 2021 in respect of the lease.

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

2.	The nomination of additional two external directors to the board of directors of the Company for a period ending on July 26, 2024.

3.	The extension for an additional year the authority granted to the Company’s Board of Directors to effect a reverse split of the Company’s ordinary shares (as per resolution of the Company’s Shareholders’ Meeting of May 11, 2020), such that the authority so granted shall extend until July 26, 2022, and to expand such authority to include a reverse split of the Company’s entire share capital share at a ratio within the range from 1-for-2 up to 1-for 500, provided that the Company shall not effect reverse share splits that, in the aggregate, exceed 1-for-500.

C.	Issuance of Ordinary Shares:

1.	In March 2020, the Company entered into subscription agreements with several investors under which the Company raised gross funds in total amount of $30 in exchange for the issuance of units consisting of 1,500,000 ordinary shares of the Company and 1,339,284 warrants to purchase the same number of ordinary shares of the Company at an exercise price of $0.10. These warrants may be eligible for exercise over a period of four years from the issuance date and are subject to standard anti-dilution provisions. In addition, the Company may be subject to liquidated damages upon failure to timely deliver shares upon exercise of the warrants. An amount of 1,000,000 and 500,000 ordinary shares of NIS 0.01 par value out of the above have been issued during the year ended December 31, 2020 and the period of three months ended March 31, 2021, respectively.

2.	On August 4, 2020, the Company entered into a Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park has agreed to purchase from the Company, from time to time, up to $10,275 of its ordinary shares, par value NIS 0.01 per share (the “Ordinary Shares”), subject to certain limitations as set in the Purchase Agreement, during the Purchase Agreement term (the “Equity Line”).

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

In connection with the Purchase Agreement, the Company issued 5,812,500 Ordinary shares to Lincoln Park as a commitment fee of $482 which is recorded as prepaid expenses which are amortized in accordance with the Equity Line utilization. During the periods of three and nine months ended September 30, 2021, the Company recorded amortization expenses amounting to $0 and $12, respectively, as part of “Finance Expenses” line in operations in the accompanying consolidated statement of operations. As of September 30, 2021, the balance of those prepaid expenses was $361.

During the year ended December 31, 2020 and the period of nine months ended September 30, 2021, the Company sold 32,747,579 and 5,229,809 Ordinary Shares to Lincoln Park in an initial purchase out of the Investment Amount under the Purchase Agreement for a total purchase price of $2,339 and $255, respectively.

3.	During the period of nine months ended September 30, 2021, Principal Amount and unpaid Interest in total amount of $4,423 have been converted into 427,964,317 ordinary shares. In addition, the Company issued 2,000,000 ordinary shares of NIS 0.01 par value as fulfillment of commitment related to loan received in 2020.

4.	During the period of nine months ended September 30, 2021, one of the Company’s Secured Convertible Equipment Loan Agreement was entered into default scenario as result of lapse of the original maturity date, as defined. Consequently, 20,000,000 ordinary shares of NIS 0.01 par value of the Company were issued as collateral shares for purpose of repayment of the principal amount. The issued shares have been valued at $870 and was deducted from the fair value of the principal amount.

5.	During the period of nine months ended September 30, 2021, the Company entered into several service agreements with certain service providers, whereby the Company issued 14,921,053 ordinary share of NIS 0.01 par value or the Company is committed to issue fixed number of ordinary shares in exchange for services that have been rendered. Consequently, the Company recorded related stock-based compensation expense of $44 and $31 as part of “Sales and Marketing Expenses” and “General and Administrative Expenses” lines in operations in the accompanying consolidated statement of operations, respectively.

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

The 2015 Plan permits grant of up to 6,000,000 options to purchase ordinary shares subject to adjustments set in the 2015 Plan. As of September 30, 2021, there were 2,338,838 ordinary shares available for future issuance under the 2015 Plan.

TODOS MEDICAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 5 - STOCK OPTIONS (Cont.)

The following table presents the Company’s stock option activity for employees and directors of the Company during the periods of three and nine months ended September 30, 2021 and 2020:

	Number of Options	Weighted Average Exercise Price
	Unaudited	Unaudited

Outstanding as of July 1, 2021	2,545,083	0.095
Granted	13,750,000	0.030
Forfeited or expired	-	-
Outstanding as of September 30, 2021	16,295,083	0.040
Exercisable as of September 30, 2021	509,017	0.095

Outstanding as of January 1, 2021	3,682,818	0.066
Granted	13,750,000	0.030
Forfeited or expired	(1,137,735)	0.003
Outstanding as of September 30, 2021	16,295,083	0.040

Outstanding as of July 1, 2020	2,267,571	0.061
Granted	2,545,083	0.095
Forfeited or expired	(1,129,836)	0.120
Outstanding as of September 30, 2020	3,682,818	0.066
Exercisable as of September 30, 2020	1,137,735	0.003

Outstanding as of January 1, 2020	2,267,571	0.061
Granted	2,545,083	0.095
Forfeited or expired	(1,129,836)	0.120
Outstanding as of September 30, 2020	3,682,818	0.066

A.	On July 29, 2020 (the “Commitment Date”), the Company held its Annual General Meeting of Shareholders, at which the shareholders of the Company approved compensation packages for two officers that include inter alia the Company is obligated to grant of 2,545,083 stock options which are exercisable into the same number of shares of common stock at an exercise price of $0.095 per share and shall become vested quarterly over a 5-year period from its grant date. At the Commitment Date, the Company by assistance of third-party appraiser measured the fair value of the stock options in total amount of $206 by using Black-Scholes-Merton pricing model in which the assumptions that have been used are as follows: expected dividend yield of 0%; risk-free interest rate of 0.25%; expected volatility of 131.9%, and stock options exercise period based upon the stated terms.

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

Moreover, upon consummation of the Company’s planned public offering, 30,000,000 restricted stock units’ bonuses will be granted to the aforesaid officers. At the Commitment Date, December 31, 2020 and September 30, 2021, the likelihood that the Performance Milestone for consummation of the Company’s planned public offering was not considered as probable. Thus, during the year ended December 31, 2020 and the period of nine months ended September 30, 2021, stock-based compensation expense has not been recorded with respect to the Performance Milestone.

During the period of nine months ended September 30, 2021, the Company recorded stock-based compensation expense amounting to $59, as part of “General and Administrative Expenses” line in operations in the accompanying consolidated statement of operations.

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

During the period of nine months ended September 30, 2021, the Company recorded stock-based compensation expense amounting to $350, respectively, as part of “General and Administrative Expenses” line in operations in the accompanying consolidated statement of operations.

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

On July 26, 2021 the Annual General Meeting of the Company approved the Compensation packages for officers and members of the Board of Directors and its committees as detailed above.

As of September 30, 2021, the aggregate intrinsic value for the stock options outstanding and exercisable according to $0.04 price per share is $0, with a weighted average remaining contractual life of 4.7 years.

Stock-based compensation expenses incurred for employees (and directors) and non-employees for the period of nine months ended September 30, 2021, amounted to $558.

As of September 30, 2021, the aggregate accrual for officers and members of the board and its committees in connection with salary and other benefits, amounted to $1,515 and is included in Other Current liabilities in the balance sheet.

NOTE 6 - FINANCING EXPENSES, NET

	Nine months period ended September 30,		Three months period ended September 30,
	2021	2020	2021	2020
	Unaudited	Unaudited	Unaudited	Unaudited

Modification of terms relating to straight loan transaction	$88	$-	$-	$-
Modification of terms relating to convertible bridge loans transactions	-	(3,495)	-	(7,334)
Exchange differences relating to loans from shareholders	-	40	-	(43)
Issuance of ordinary shares and stock warrants upon modification of terms relating to convertible bridge loans transactions		415		415
Issuance of shares as a settlement in excess of the carrying amount of financial liabilities	-	1,234	-	734
Amortization of discounts and accrued interest on convertible bridge loans	18,080	8,393	4,432	10,896
Amortization of discounts and accrued interest on straight loans	2,290	-	1,637	-
Change in fair value of derivative warrants liability and fair value of warrants expired	(299)	-	(5)	-
Change in fair value of liability related to conversion feature of convertible bridge loans	(3,777)	-	530	-
Issuance of shares as call options to acquire potential acquire	-	3,000	-	1,000
Settlement in cash of prepayment obligation related to convertible bridge loan	182		182
Interest and related royalties under receivables financing facility	546	633	495	633
Amortization of prepaid expenses related to commitment shares in connection with receivables financing facility and equity line	293	61	293	-
Exchange rate differences and other finance expenses	250	1,094	(689)	754
	$17,360	$11,375	$6,875	$7,055

TODOS MEDICAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 7 - TAXES ON INCOME

A.	Deferred income taxes reflect the net tax effects of net operating loss and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows

As of September 30,
Composition of deferred tax assets:	2021
Net operating loss carry-forward	$3,880
Deferred tax liability in respect of Share Purchase Agreement (see note 1B)	(315)
Valuation allowance	(3,880)
Net deferred tax liabilities	$(315)

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are utilized. Based on consideration of these factors, the Company recorded a full valuation allowance as of September 30,2021 and December 31, 2020.

B.	For the nine months ended September 30, 2021, the following table reconciles the statutory income tax rate to the effective income tax rate:

Nine months ended September 30,
2021
Unaudited
Tax rate	23%

Tax expense (benefit) at statutory rate	$(5,647)
Tax rate differential	(31)
Permanent differences with respect to stock-based compensation	130
Permanent differences with respect to derivative warrants liabilities, bifurcated conversion feature and convertible loans	3,815
Change in temporary differences	1,733
Income tax expense (benefit)	$-

TODOS MEDICAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 8 – SEGMENT REPORTING

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

B.	Information about reported segment profit or loss and assets

	Breast		COVID-19
	Cancer Test	Alzheimer	Testing	Total
	Unaudited
Nine months ended September 30, 2021
Revenues	-	-	7,773	7,773
Operating loss	(4,685)	-	(996)	(5,681)
Unallocated amounts:
Financing expenses, net				(17,368)
Share in losses of affiliated companies accounted for under equity method, net				(1,499)
Net loss				(24,547)
Total Assets	10,257	-	6,904	17,161
Other significant items:
Total expenditures for assets of reportable segment	2	-	933	935
Total depreciation for reportable segment	(22)	-	(504)	(526)

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

C.	Revenues by geographic region are as follows:

	Nine months period ended September 30,	Three months period ended September 30,	Nine months period ended September 30,	Three months period ended September 30,
	2021	2021	2020	2020
	Unaudited		Unaudited
Israel	$-	$-	$-	$-
United States	7,773	1,010	1,316	1,284
	7,773	1,010	1,316	1,284

TODOS MEDICAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 8 – SEGMENT REPORTING (Cont.)

D.	Property and equipment, net, by geographic areas:

	As of	As of
	September 30, 2021	December 31, 2020
	Unaudited
Israel	$41	$61
United States	2,550	1,938
	$2,591	$1,999

E.	Major customers

During the three and nine months ended September 30, 2020, the Company had a major costumer representing 0% and 56.64% of the Company’s total sales. During the three and nine months ended September 30, 2021, the Company's revenues from the major costumer represented 0% and 58.33% of the Company’s total sales. The Company’s contractual agreement to supply Covid-19 testing kits to the major customer has expired.

NOTE 9 - SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were available to be issued (November 15, 2021). Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements, except as disclosed below.

On October 21, 2021, the Company entered into a Securities Purchase Agreement (the “SPA”) with an institutional investor (the “Purchaser”) pursuant to which the Company has agreed to issue a promissory convertible note (the “Note”) to the Purchaser in the principal amount of $1,428,571.43 for proceeds of $1,000,000 (the “Transaction”). The closing occurred on October 22, 2021 (the “Closing Date”). The Note has a maturity date of one year from the date of issuance and pays interest at a rate of 4% per annum. The Note is convertible into shares of Common Stock (the “Conversion Shares”) at a conversion price of $0.0599 (the “Conversion Price). In addition, the Purchaser received a warrant (the “Warrant”) to purchase up to 3,440,000 shares of Common Stock (the “Warrant Shares”) of the Company with an exercise price equal to $0.107415 per share. The Warrant is exercisable for 5 years from the date of issuance. The Company intends to use the net proceeds from this Note to continue funding the ongoing Phase 2 clinical trial of Tollovir® in hospitalized COVID-19 patients, beginning the initial marketing campaign for the cPass neutralizing antibody test launch at Provista Diagnostics and general corporate purposes.

The Company has agreed to file a registration statement with the Securities and Exchange Commission registering for resale the Conversion Shares and the Warrant Shares (the “Registration Statement). Subsequent to the effective date of the Registration Statement, if the closing sale price of the Common Stock averages less than the then Conversion Price over a period of ten (10) consecutive trading days, the Conversion Price shall reset to such average price. If the 10 day volume weighted average price of the Common Stock continues to be less than the Conversion Price then the Conversion Price should reset to such 10-day average price with a maximum of a 20% discount from the initial Conversion Price.

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

Videssa Breast

Current methods of breast cancer detection have known limitations, particularly in women with abnormal imaging findings. Our proprietary breast cancer test, Videssa Breast, is the first blood test of its kind to detect the presence or absence of breast cancer in women with abnormal or difficult-to interpret imaging findings. Videssa Breast provides biochemical evidence to complement the anatomical view of imaging for improved breast cancer detection. The test was developed to provide physicians with actionable information regarding breast cancer risk in women following an inconclusive mammogram result (BI-RADS III or IV), which primarily occurs in women with dense breasts. The data provided from the test, which has demonstrated specificity of ~99% in both women over and under 50 years of age, arms physicians with a powerful tool to help guide decisions of whether to continue to monitor a low-risk patient intermittently, or whether to advance an at-risk patient immediately into a more expensive and invasive diagnostic assessment that likely includes a breast biopsy. With Videssa as the proprietary centerpiece of our cancer diagnostic strategy, we will be looking to offer highly advanced, comprehensive cancer testing solutions to OB-GYNs, general practitioners and other stakeholders in the medical community who will ultimately be managing patients likely to be strong candidates for Videssa. This test is not only important for ruling out cancer in false positive mammograms, but for monitoring the appearance of cancer and the need for imaging on younger women that are at risk and are not offered mammograms. This test could potentially represent a new standard of care in certain areas for breast cancer screening, a marketplace that remains dramatically underserved both domestically in the US as well as internationally, and for which we believe we are well positioned to disrupt.

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

Provista Diagnostics Laboratory

Our Provista Diagnostics Laboratory serves as a hub for our diagnostic development programs, including our flagship Videssa blood test, as well as support for our automation solutions customers. We have focused our COVID-19 diagnostic testing efforts at Provista to prioritize delivering diagnostic services, including PCR and neutralizing antibody testing, becoming a direct provider to healthcare professionals. We have partnered with Fosun Pharma to offer the first neutralizing antibody test, cPass™ SARS-CoV-2 Neutralizing Antibody Detection Kit, which has received Emergency Use Authorization (“EUA”) from the US FDA for the detection of SARS-CoV-2 receptor binding domain (“RBD” or “neutralizing”) antibodies. We believe this test can serve as a key marker for physicians, businesses and schools to access Covid-19 immunity risk among their populations. This expansion into testing services allows us to diversify our business into higher margin revenue in the COVID-19 space, as well as help us to expand our business development opportunities with the labs we work with by providing reference lab testing services as we increase Provista’s automated testing capabilities. We intend to build Provista into a highly automated lab capable of running multiple platforms in parallel in order to offer clients comprehensive testing solutions that meet their needs, especially in cancer, infectious disease, immune monitoring and Alzheimer’s disease. We intend to focus on ways of leveraging our existing testing business and our client base to deliver actionable high value testing that will improve outcomes while lowering cost of care. We believe that our establishment of a strong commercial infrastructure is the key to unlocking the value of our intellectual property portfolio.

TBIA Platform

From a research and development perspective, our proprietary diagnostics technology centers on testing blood cells using a fourier transform infrared spectrometer (FTIR) to turn biological information into data, and then using our patented Total Biochemical Infrared Analysis (TBIA) deep learning data analytics platform to mine the data in order to develop algorithms that are indicative of the presence of cancer, and the tissue of origin in the body where the cancer is located. The TBIA detection method is based on cancer’s influence on the immune system that triggers biochemical changes in peripheral blood. The primary advantages of the TBIA platform are the high accuracy (sensitivity and specificity) and low-cost structure due to the biological information being captured using spectroscopy versus biological antibody capture methods that require the manufacture of multiple antibodies to capture a biological signature. TBIA is based upon technology originally invented by the researchers at Ben Gurion University (“BGU”) and Soroka, whose intellectual property has been licensed to us. We have received a CE Mark in the European Union authorizing the commercial use of the TBIA platform in the diagnosis of breast cancer and colon cancer.

Because of the novelty and highly disruptive nature of TBIA analysis using FTIR to diagnose disease, we believe the best path forward to bring our core technology to market in the United States is to demonstrate comparability with blood tests that are built on technology platforms that are in widespread use. Due to the relative scarcity of commercial blood tests in areas such as cancer and Alzheimer’s disease, we have pursued a strategy of acquiring proprietary blood tests in those therapeutic indications in order to gain a foothold in the marketplace and fine tune our FTIR platform while fully commercializing these more advanced tests in the United States. We believe we are positioned to become a worldwide leader in the field of immune-based diagnostics.

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

Immune Support Products and 3CL Protease Inhibiting Antivirals

We entered into a joint venture with Israeli-based biotech company, NLC Pharma, to advance a theragnostic program targeting the 3CL protease, a key enzyme required for coronaviruses to replicate and infect other cells. We have funded the development of a novel enzymatic 3CL protease diagnostic test that determines whether a coronavirus is actively replicating vs. inactively being cleared from the body by the immune system, as well as 3CL protease inhibitors that aim to slow the replication of the virus in order to be able to further support the body’s ability to be able to overcome a potential coronavirus exposure or infection. Furthermore, the partnership is in the development phase of our own antiviral, Tollovir™, a potent 3CL protease inhibitor for the treatment of hospitalized COVID-19 patients, which is currently undergoing a Phase 2 clinical trial in Israel with plans to expand the clinical development program to India. Lastly, our 3CL protease inhibitor botanical product, Tollovid, is a dietary supplement that helps to support and maintain healthy immune function. This technology will potentially have a significant impact for the development of virus targeting therapeutic development strategies, as well as clearance for return to life activities post-infection.

We believe that as we continue to grow our automation services business, we are creating a natural distribution base for the Videssa test, as well as for the eventual commercialization of our proprietary TBIA platform tests and diagnostics developed with NLC Pharma. We intend to seek out additional opportunities to leverage our expanding base of laboratory partners in the coming years.

Operating Results

Revenues

During the nine and three months ended September 30, 2021, we have generated revenues of $7,773,000 and $1,010,000, respectively, through our U.S. subsidiaries, Corona Diagnostics, LLC and Provista Diagnostic, Inc .

Operating Expenses

Our current operating expenses consist of four components - cost of revenues, research and development expenses, marketing expenses and general and administrative expenses.

Cost of revenues

Our cost of revenues consists primarily of materials, depreciation and other related cost of revenues expenses.

The following table discloses the breakdown of cost of revenues:

	Nine Months Ended September 30,		Three Months Ended September 30,
U.S. dollars	2021	2020	2021	2020
Salaries and related expenses	$355,000	$-	$290,000	$-
Materials and other costs	4,354,000	894,000	581,000	883,000
Depreciation	482,000	-	172,000	-
Total	$5,191,000	$894,000	$1,043,000	$883,000

Research and Development Expenses

Our research and development expenses consist primarily of salaries and related personnel expenses, subcontracted work and consulting, liabilities for royalties and other related research and development expenses.

The following table discloses the breakdown of research and development expenses:

	Nine Months Ended September 30,		Three Months Ended September 30,
U.S. dollars	2021	2020	2021	2020
Stock-based compensation	$-	$60,000	$-	$-
Professional fees	165,000	800,000	41,000	365,000
IPR&D acquired as part of asset acquisition	-	8,157,000	-	8,157,000
Laboratory and materials	646,000	572,000	144,000	511,000
Depreciation	22,000	38,000	7,000	25,000
Insurance and other expenses	2,000	28,000	-	28,000
Total	$835,000	$9,655,000	$192,000	$9,086,000

We expect that our research and development expenses will materially increase as we plan to rapidly recruit more employees in order to accelerate our research and development efforts.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries and share-based compensation expense.

The following table discloses the breakdown of sales and marketing expenses:

	Nine Months Ended September 30,		Three Months Ended September 30,
U.S. dollars	2021	2020	2021	2020
Salaries and related expenses	$496,000	$-	$243,000	$-
Share Based Compensation	45,000	1,463,000	-	33,000
Professional Fees	1,846,000	724,000	186,000	724,000
Total	$2,387,000	$2,187,000	$429,000	$757,000

General and Administrative

General and administrative expenses consist primarily of salaries, share-based compensation expense, professional service fees (for accounting, legal, bookkeeping, intellectual property and facilities), directors fees and insurance and other general and administrative expenses.

The following table discloses the breakdown of general and administrative expenses:

	Nine Months Ended September 30,		Three Months Ended September 30,
U.S. dollars	2021	2020	2021	2020
Salaries and related expenses	$127,000	$123,000	$43,000	$43,000
Share-based compensation	513,000	712,000	148,000	398,000
Professional fees	3,533,000	826,000	1,418,000	342,000
Insurance and other expenses	875,000	68,000	234,000	21,000
Total	$5,048,000	$1,729,000	$1,843,000	$804,000

Comparison of the Three and Nine Months Ended September 30, 2021 and September 30, 2020:

Results of Operations

Revenues. Our revenues for the three months ended September 30, 2021, were $1,010,000, compared to $1,284,000 during the three months ended September 30, 2020.

Our revenues for the nine months ended September 30, 2021 were $7,773,000, compared to $1,316,000 during the nine months ended September 30, 2020.

The increase in our revenues is a result of the sales of our COVID-19 testing products through our U.S. subsidiaries, Corona Diagnostics, LLC and Provista Diagnostic Inc,. Revenues for the nine and three months ended September 30, 2021 include $4,290,000 of revenues during the first quarter of 2021 to our significant customer with which Company’s contractual agreement to supply Covid-19 testing kits to a significant customer expired.

Cost of revenues. Our cost of revenues for the three months ended September 30, 2021, were $1,043,000, compared to $883,000 during the three months ended September 30, 2020, and $5,191,000 during the nine months ended September 30, 2021, compared to $894,000 during the nine months ended September 30, 2020. The increase in our cost of revenues is related to the sales of our COVID-19 testing products.

Research and Development Expenses. Our research and development expenses for the three months ended September 30, 2021, were $192,000 compared to $9,086,000 for the three months ended September 30, 2020, representing a net decrease of $8,894,000, or 98%, and $835,000 for the nine months ended September 30, 2021, compared to $9,655,000 during the nine months ended September 30, 2020, a decrease of $8,820,000, or 91%. The decrease in the nine months ended September 30, 2021 is primarily due to IPR&D expenses associated with the acquisition of our subsidiary in the nine months ended September 30, 2020 offset by a decrease in Laboratory and materials and other research and development costs in connection with providing Covid testing services mainly through our wholly-owned subsidiary Corona Diagnostics, LLC and stock-based compensation used for continued development of our products.

Sales and Marketing Expenses. Our sales and marketing expenses increased from $429,000 in the three months ended September 30, 2020, to $757,000 in the three months ended September 30, 2021, providing an increase of $328,000 or 43%, and increased from $2,187,000 in the nine months ended September 30, 2020 to $2,387,000 in the nine months ended September 30, 2021, providing an increase of $200,000 or 9%. This increase was principally due to increases in marketing and public relations efforts and costs associated with the sales of our Covid products offset by a decrease in stock-based compensation.

General and Administrative Expenses. Our general and administrative expenses for the three months ended September 30, 2021, were $1,843,000, compared to $804,000 for the three months ended September 30, 2020, providing an increase of $1,039,000 or 129%, and $5,048,000 for the nine months ended September 30, 2021, compared to $1,729,000 for the nine months ended September 30, 2020, providing an increase of $3,319,000 or 192%. The increase is primarily due to the increase in professional services which consists mainly of legal fees, directors fees and other professional services.

Finance Expenses, Net. Our net finance expenses for the three months ended September 30, 2021 was $6,875,000 compared to net finance expenses of $7,055,000 for the three months ended September 30, 2020, providing a decrease of $180,000 or 3%, and $17,360,000 for the nine months ended September 30, 2021, compared to net finance expenses of $11,375,000 for the nine months ended September 30, 2020, providing an increase of $5,985,000 or 53%. The increase is primarily due to change in fair value of warrants liability, loss from extinguishment of loans from shareholders and amortization of discounts and accrued interest on convertible bridge loans. It should be noted that during the third quarter of 2021, most of the Company’s convertible bridge loans were repaid.

Share in losses of affiliated company is accounted for under the equity method. Our share in losses of affiliated company accounted for under the equity method amounted to $1,007,000 in the three months and $734,000 in the nine months ended September 30, 2021.

Net Loss. Our net loss for the three months ended September 30, 2021 was $10,379,000, compared to net loss of $18,035,000 for the three months ended September 30, 2020, providing a decrease of $7,656,000 or 42%. Our net loss for the nine months ended September 30, 2021 was $24,547,000, compared with a net loss of $25,258,000 for the nine months ended September 30, 2020, a decrease in net loss of $711,000 or 3%. The decrease is primarily due to the changes as mentioned above.

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

Liquidity and Capital Resources

Overview

To date, we have funded our operations primarily through revenue and with convertible bridge loans, grants from the IIA, and issuing Ordinary Shares and stock warrants (including warrants’ exercise).

The table below presents our cash flows:

STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Nine months period ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(24,547)	$(25,257)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	556	38
Liability for minimum royalties	53	29
Stock-based compensation	633	2,334
Expiration of call options to acquire potential acquiree	-	3,000
Impairment of intangible IPR&D, net of taxes	-	8,157
Impairment of investment in affiliated company	-	2,823
Revaluation of investment in affiliated company to fair value	-	(1,623)
Share in losses of affiliated company	1,498	-
Modification of terms relating to straight loan transaction	88	-
Modification of terms relating to convertible bridge loans transactions	-	(3,495)
Exchange differences relating to loans from shareholders	-	40
Issuance of shares as a settlement in excess of the carrying amount of financial liabilities	-	499
Issuance of ordinary shares and stock warrants upon modification of terms relating to convertible bridge loans transactions	-	415
Amortization of discounts and accrued interest on convertible bridge loans	18,080	8,393
Amortization of discounts and accrued interest on straight loans	2,290	-
Change in fair value of derivative warrants liability and fair value of warrants expired	(299)	-
Change in fair value of liability related to conversion feature of convertible bridge loans	(3,777)	-
Increase in trade receivables	(1,629)	(206)
Increase in inventories	(1,806)	(440)
Decrease (increase) in other current assets	705	47
Increase (decrease) in accounts payables	(961)	203
Decrease in deferred revenues	(857)	-
Increase (decrease) in other current liabilities	(326)	1,376
Net cash used in operating activities	(9,299)	(3,667)

Cash flows from investing activities:
Purchase of property and equipment	(965)	(346)
Restricted cash	-	5
Purchase of intangible IPR&D	-	(450)
Cash used in purchased of subsidiary consolidated for the first time	(1,176)	-
Investment in other companies	(1,024)	(560)
Net cash used in investing activities	(3,165)	(1,351)

Cash flows from financing activities:
Proceeds from straight loans, net	2,496	812
Repayment of Receivables financing facility	(1,249)	-
Repayment of straight loans	(1,329)	-
Repayment of convertible bridge loans	(2,165)	-
Proceeds from issuance of units consisting of convertible bridge loans, stock warrants and shares, net	13,687	3,087
Proceeds from issuance of units consisting of ordinary shares and stock warrants	-	30
Proceeds from issuance of ordinary shares through equity line	255	1,296
Net cash provided by financing activities	11,695	5,225

Change in cash, cash equivalents	(769)	207
Cash, cash equivalents at beginning of period	935	12
Cash, cash equivalents at end of period	$166	$219

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2021 was $9,329,000 compared to $3,667,000 in the nine months ended September 30, 2020. The increase in the cash flow used in operating activities in 2021 compared to 2020 is primarily due to our operating loss less stock-based compensation, change in fair value of convertible bridge loans, amortization of discounts and accrued interest on convertible bridge loans and changes in other current assets, plus change in fair value of derivative warrants liability and fair value of warrants expired, change in fair value of liability related to conversion feature of convertible bridge loans, increase in inventory, increase in trade receivables and decrease in deferred revenues.

Investing Activities

Net cash used in investing activities for the for the nine months ended September 30, 2021 was $3,135,000, compared to $1,351,000 in the nine months ended September 30, 2020. The primary reason for the increase in investing activities was due to the purchase of laboratory equipment by our U.S. subsidiary, Corona Diagnostics, LLC, the investment in Provista Diagnostics Inc, and investments in other laboratories.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2021 was $11,695,000, compared to net cash provided by financing activities for the nine months ended September 30, 2020 of $5,225,000. This increase is primarily due to cash received from issuance of units consisting of convertible bridge loans, stock warrants and shares, net and from the proceeds from straight loans offset by repayment of receivables financing facility, repayment of straight loans and repayment of convertible bridge loans.

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

We have limited experience with in-vitro-diagnostics. As such, these budget estimates may not be accurate. In addition, the actual work to be performed is not known at this time, other than a broad outline, as is normal with any scientific work. As further work is performed, additional work may become necessary or changes in plans or workload may occur. Such changes may have an adverse impact on our estimated budget. Such changes may also have an adverse impact on our projected timeline of drug development.

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

Recent Developments

On July 7, 2021, the Company entered into a Securities Purchase Agreement (the “SPA”) with Kips Bay Select LP (the “Purchaser”) pursuant to which the Company agreed to issue a promissory convertible note (the “Note”) to the Purchaser in the principal amount of $1,535,714 for proceeds of $1,075,000 (the “Transaction”). The closing occurred on July 7, 2021 (the “Closing Date”). The Note has a maturity date of one year from the date of issuance and pays interest at a rate of 4% per annum. The Note is convertible into ordinary shares of the Company (the “Conversion Shares”) at a conversion price of $0.0599 (the “Conversion Price). In addition, the Purchaser received a warrant (the “Warrant”) to purchase up to 3,440,000 ordinary shares (the “Warrant Shares”) of the Company with an exercise price equal to $0.107415 per share. The Warrant is exercisable for 5 years from the date of issuance. From the Closing Date until 180 days thereafter, the Company shall be restricted from issuing or entering into any agreement to issue any ordinary shares, except under certain circumstances, including an uplisting. This provision shall no longer be in effect if the closing sale price of the Common Stock exceeds $0.10. The Company intends to use the net proceeds for general corporate purposes.

The Company has agreed to file a registration statement with the Securities and Exchange Commission registering for resale of the Conversion Shares and the Warrant Shares (the “Registration Statement). Subsequent to the effective date of such registration statement, if the closing sale price of the ordinary shares averages less than the then Conversion Price over a period of ten (10) consecutive trading days, the Conversion Price shall reset to such average price. If the 10-day volume weighted average price of the ordinary shares continues to be less than the Conversion Price then the Conversion Price should reset to such 10-day average price with a maximum of a 20% discount from the initial Conversion Price.

On September 23, 2021, the Company completed the conditions precedent required to enter into a Securities Purchase Agreement (the “SPA”) with Mercer Street Global Opportunity Fund, LLC (the “Purchaser”) pursuant to which the Company issued a promissory convertible note (the “Note”) to the Purchaser in the principal amount of $2,285,142.86 for proceeds of $2,000,000 (the “Transaction”). The Note has a maturity date of one year from the date of issuance and pays interest at a rate of 4% per annum. The Note is convertible into ordinary shares of the Company (the “Conversion Shares”) at a conversion price of $0.0599 (the “Conversion Price). In addition, the Purchaser received a warrant (the “Warrant”) to purchase up to 11,924,636 ordinary shares (the “Warrant Shares”) of the Company with an exercise price equal to $0.107415 per share. The Warrant is exercisable for 5 years from the date of issuance. The Company intends to use the net proceeds from this Note to initiate Phase 2/3 trials for Tollovir™ COVID-19 patients, initiate digital marketing for its dietary supplement Tollovid®, increase sales & marketing for Provista Diagnostics, and for general corporate purposes.

The Company has agreed to file a registration statement with the Securities and Exchange Commission registering for resale the Conversion Shares and the Warrant Shares (the “Registration Statement). Subsequent to the effective date of the Registration Statement, if the closing sale price of the Common Stock averages less than the then Conversion Price over a period of ten (10) consecutive trading days, the Conversion Price shall reset to such average price. If the 10 day volume weighted average price of the Common Stock continues to be less than the Conversion Price then the Conversion Price should reset to such 10-day average price with a maximum of a 20% discount from the initial Conversion Price.

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

On November 15, 2021, Todos USA sent a demand letter (the “Demand Letter”) to a significant customer with which our contractual agreement to supply Covid-19 testing kits expired. The Demand Letter seeks (a) payment for testing kits that Todos USA supplied for which it was not paid, in the amount of $3,465,000, (b) the return of Todos USA’s equipment, title to which remains with Todos USA unless and until the significant customer meets a minimum purchase requirement, and (c) payment of damages as a result of the significant customer’s unlawful retention of Todos USA’s equipment, in an amount anticipated to be $2 million. Todos USA has yet to receive a response to the Demand Letter.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk during the third quarter of 2021. In the ordinary course of our operations, we are exposed to certain market risks, primarily changes in foreign currency exchange rates and interest rates.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2021, or the Evaluation Date. Based on such evaluation, those officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are ineffective in recording, processing, summarizing and reporting, on a timely basis, information required to be included in periodic filings under the Exchange Act and that such information is not accumulated and communicated to management, including our principal executive and financial officers, in a manner sufficient to allow timely decisions regarding required disclosure, due to lack of sufficient internal accounting personnel, segregation of duties, lack of sufficient internal controls (including IT general controls) that encompass the Company as a whole with respect to entity and transactions level controls in order to ensure complete documentation of complex and non-routine transactions and adequate financial reporting.

Management has identified corrective actions to remediate such material weaknesses, and subject to fundraising, which includes hiring additional employees, Management intends to implement procedures to remediate such material weaknesses during the first quarter of 2022; however, the implementation of these initiatives may not fully address any material weakness or other deficiencies that we may have in our disclosure controls and procedures.

(b)	Changes in Internal Control over Financial Reporting.

During the quarter ended September 30, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes to our legal proceedings as described in “Part I, Item 3. Legal Proceedings” of our 2020 Form 10-K.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our Form 10-K for the year ended December 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There are no transactions that have not been previously included in a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBIT INDEX

Exhibit Number	Description

10.1	Securities Purchase Agreement dated as of September 15, 2021, filed as Exhibit 10.1 on the Company’s Report on Form 8-K filed on September 24, 2021.

10.2	Promissory Convertible Note dated September 15, 2021, filed as Exhibit 10.2 on the Company’s Report on Form 8-K filed on September 24, 2021.

10.3	Ordinary Shares Purchase Warrant dated September 15, 2021, filed as Exhibit 10.3 on the Company’s Report on Form 8-K filed on September 24, 2021.

31.1	Certification of Chief Executive Officer of Todos Medical Ltd. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer of Todos Medical Ltd. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Todos Medical Ltd.

Date: November 15, 2021	By:	/s/ Gerald Commissiong
Gerald Commissiong
Chief Executive Officer

Date: November 15, 2021	By:	/s/ Daniel Hirsch
Daniel Hirsch
Chief Financial Officer
(Principal Financial and Accounting Officer)

