Form 10-K
period 2021-12-31
TODOS MEDICAL LTD.
filed 2022-03-31
CIK 1645260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting ordinary shares held by non-affiliates of the registrant, computed by reference to the closing price at which the Ordinary Shares were last sold on the Over The Counter Market, as of the fiscal quarter ended December 31, 2021, was approximately $49,186,588.

As of March 25, 2022, the registrant had 1,140,376,586 ordinary shares outstanding.

INTRODUCTION AND USE OF CERTAIN TERMS

Unless otherwise indicated, all references to the “Company,” “we,” “our,” “Todos” and “Todos Medical” refer to Todos Medical Limited and its subsidiaries, Todos Medical USA, a Nevada corporation, Todos Medical Singapore Pte. Ltd., a Singaporean corporation, Breakthrough Diagnostics, Inc., a Nevada corporation, Provista Diagnostics, Inc., a Delaware corporation, and to Corona Diagnostics, LLC, a Nevada limited liability company and a subsidiary of Todos Medical USA. References to “revenues” refer to net revenues. References to “U.S. dollars,” “dollars,” “U.S. $” and “$” are to the lawful currency of the United States of America, and references to “NIS” are to new Israeli shekels. All references to “shares” in this annual report on Form 10-K refer to the pre-reverse split ordinary shares of Todos Medical Ltd., par value NIS 0.01 per share. As is discussed elsewhere in this annual report on Form 10-K, on July 26, 2021, Todos’ shareholders approved a reverse split of its shares based upon a ratio to be determined by Todos’ management.

FORWARD-LOOKING STATEMENTS

Some discussions in this Annual Report on Form 10-K, and the reports and documents incorporated by reference in this Annual Report on Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are based on management’s current beliefs and expectations and are subject to substantial risks and uncertainties, both known and unknown, that could cause our future results, performance or achievements to differ significantly from that expressed or implied by such forward-looking statements. These statements relate to future events or future financial performance. A number of important factors could cause our actual results to differ materially from those expressed in or implied by any forward-looking statements made by us in this annual report on Form 10-K. Forward-looking statements are often identified by words like: “believe,” “expect,” “estimate,” “anticipate,” “intend,” “project,” “may,” “will,” “should,” “plans,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section titled “Risk Factors” beginning on page 11, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward- looking statements. In addition, you are directed to factors discussed in the “Business” section beginning on page 3, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section beginning on page 36, as well as those discussed elsewhere in this annual report on Form 10-K.

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

Explanatory Note: U.S. Domestic Issuer Status

Effective January 1, 2021, we began filing periodic reports and registration statements with the SEC as a U.S. domestic issuer, after we determined that, as of June 30, 2020, we no longer qualified as a foreign private issuer under SEC rules. As a U.S. domestic issuer, we must make our SEC filings under the rules applicable to U.S. domestic issuers, and must include certain disclosures that were not previously required.

Risk Factor Summary

Our business is subject to significant risks and uncertainties that make an investment in us speculative and risky. Below we summarize what we believe are the principal risk factors, but these risks are not the only ones we face, and you should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors”, together with the other information in this annual report on Form 10-K. If any of the following risks actually occurs (or if any of those listed elsewhere in this annual report on Form 10-K occur), our business, reputation, financial condition, results of operations, revenue, and future prospects could be seriously harmed. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business.

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

We rely on third parties to manufacture the COVID-19 antibody tests for us, and if such third party refuses or is unable to supply us with the COVID-19 test kits, our business will be materially harmed.

There can be no assurance that we will be able to purchase ingredients for our Tollovid™ and Tollovir™ Covid-19 remedies.

We rely on a third party to manufacture Tollovid and Tollovir for us, and if such third party refuses or is unable to supply us with Tollovid or Tollovir, our business will be materially harmed.

There can be no assurance of market acceptance for Tollovid and/or Tollovir.

Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials.

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

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that future results, levels of activity, performance and events and circumstances reflected in the forward-looking statements will be achieved or will occur.

Any forward-looking statements made in this annual report on Form 10-K speak only as of the date of the particular statement. Factors or events that could cause the Company’s actual results to differ from the statements contained herein or therein may emerge from time to time, and it is not possible for the Company to predict all of them. Except as required by law, the Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future developments or otherwise.

PART I

ITEM 1.	BUSINESS

Overview

●	Todos Medical Ltd. (“Todos Medical,” the “Company,” “we,” “our,” “us”), is an in vitro diagnostics company focused on distributing comprehensive solutions for COVID-19 screening and diagnosis and developing blood tests for the early detection of cancer and Alzheimer’s disease.

●	Todos has entered into distribution agreements with companies to distribute certain novel coronavirus (COVID-19) test kits. The agreements cover multiple international suppliers of PCR testing kits and related materials and supplies, as well as antibody testing kits from multiple manufacturers after completing validation of said testing kits and supplies in its partner CLIA/CAP certified laboratory in the United States. Todos has combined the PCR testing kits with automated lab equipment to create lab workflows capable of performing up to 40,000 PCR tests per day. Todos has entered into supply agreements with CLIA/CAP certified laboratories in the United States to deploy these PCR workflows. Todos has formed strategic partnerships with Meridian Health and other strategic partners to deploy COVID-19 antigen and antibody testing in the United States. Additionally, the Company is developing a lab-based COVID-19 3CL protease test to determine whether a COVID-19 positive patient remains contagious after quarantine is complete and is further developing point-of-care-based embodiments of the lab test for use in screening programs worldwide.

●	In December 2020, Todos announced the commercial launch of its proprietary 3CL protease inhibitor dietary supplement Tollovid™ at The Alchemist’s Kitchen in SoHo district in Manhattan, New York. Tollovid, a mix of botanical extracts, is being targeted to support healthy immune function against circulating coronaviruses. Tollovid’s mechanism of action is to inhibit the activity of the 3CL protease, a key protease required for the intracellular replication of coronaviruses. Tollovid was granted a Certificate of Free Sale by the US Food & Drug Administration in August 2020, allowing its commercial sale anywhere in the United States.

●	On March 11, 2022, we entered into a Share Purchase Agreement with 3CL Sciences Ltd. (“3CL”) and NLC Pharma Ltd. (“NLC”), pursuant to which we will acquire 52% of the issued and outstanding shares of 3CL and NLC will acquire 48% of the issued and outstanding shares of 3CL (the “Share Purchase Agreement”). Immediately prior to entering into the Share Purchase Agreement, NLC conveyed to 3CL all of the therapeutic, diagnostic, dietary supplement and pharmaceutical assets from NLC that relate to 3CL protease biology (which is used in the development, manufacture, sale and distribution of Tollovid™ and Tollovir™).

●	Additionally, the Company’s patented Todos Biochemical Infrared Analyses (TBIA) is a cancer-screening technology using peripheral blood analysis that deploys deep examination into cancer’s influence on the immune system, looking for biochemical changes in blood mononuclear cells and plasma. Todos’ two internally developed cancer-screening tests, TMB-1 and TMB-2 have received a CE mark in Europe. Todos is a party to an exclusive option agreement to acquire U.S.-based medical diagnostics company Provista Diagnostics, Inc. to gain rights to its Alpharetta, Georgia-based CLIA/CAP certified lab and Provista’s proprietary commercial-stage Videssa® breast cancer blood test. The transaction is expected to close in the second quarter of 2021.

●	Todos is also developing blood tests for the early detection of neurodegenerative disorders, such as Alzheimer’s disease.

●	In July 2020, Todos completed the acquisition of Breakthrough Diagnostics, Inc., the owner of the LymPro Test intellectual property, from Amarantus Bioscience Holdings, Inc.

Products

●

Through 3CL Sciences Ltd. (“3CL”), we are in the development phase of our own antiviral, Tollovir™, a potent 3CL protease inhibitor for the treatment of hospitalized COVID-19 patients, which is currently undergoing a Phase 2 clinical trial in Israel with plans to expand the clinical development program to India.

We believe that government recognition of the need for antivirals to treat COVID-19 will provide a significant tailwind for the development of our Tollovir™ anti-viral that is currently undergoing a Phase 2 clinical trial in Israel with plans progressing rapidly to expand the clinical development program to India. As part of the ongoing scientific effort to further elucidate the mechanisms that have enabled Tollovir to achieve its very positive early clinical results, NLC Pharma identified an anti-inflammatory mechanism of action of Tollovir to complement its 3CL protease inhibiting mechanism. This dual mechanism of action helps explain the significant reduction in symptoms and the biomarker C Reactive Protein (CRP) that was documented in the earliest clinical COVID-19 data sets produced in Israel, which could not be explained by a reduction in viral load alone likely caused by Tollovir’s 3CL protease inhibiting mechanism.

●

The Company’s 3CL protease inhibitor botanical product, Tollovid, is a dietary supplement that helps to support and maintain healthy immune function. This technology will potentially have a significant impact for the development of virus targeting therapeutic development strategies, as well as clearance for return to life activities post-infection.

We are very pleased that the Company’s dietary supplement Tollovid, which provides immune support as a protease inhibitor, received FDA authorization for a new 5-day dosing regimen in April 2021. We believe this authorization underscores the emerging need in the marketplace for immune support supplements supported by strong scientific and safety data, as well as provides international regulatory authorities with a high degree of comfort of Tollovid’s safety profile.

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

Recent Developments

3CL Acquisition

On March 11, 2022, we entered into a Share Purchase Agreement with 3CL Sciences Ltd. (“3CL”) and NLC Pharma Ltd. (“NLC”), pursuant to which we will acquire 52% of the issued and outstanding shares of 3CL and NLC will acquire 48% of the issued and outstanding shares of 3CL (the “Share Purchase Agreement”). Immediately prior to entering into the Share Purchase Agreement, NLC conveyed to 3CL all of the therapeutic, diagnostic, dietary supplement and pharmaceutical assets from NLC that relate to 3CL protease biology (which is used in the development, manufacture, sale and distribution of Tollovid™ and Tollovir™).

In consideration of the 3CL shares being issued to us, we undertook to raise $10,000,000 for 3CL and committed to issue to NLC $3,800,000 worth of our ordinary shares, based upon the closing price for our ordinary shares the day before the closing of the Share Purchase Agreement. The Company and NLC agreed to identify a seasoned biopharmaceutical CEO to run 3CL going forward. The board of directors of 3CL Sciences will be made up of five (5) individuals: three (3) appointed by the Company and two (2) appointed by NLC. We anticipate that the Share Purchase Agreement will close during the second quarter of 2022.

Provista Acquisition

On April 19, 2021, the Company entered into an Agreement to Purchase Provista Diagnostics, Inc. (“Agreement to Purchase”) with Strategic Investment Holdings, LLC (“SIH”), Ascenda BioSciences LLC (“Ascenda”) and Provista Diagnostics, Inc. (“Provista”). Ascenda was the sole owner of the outstanding securities of Provista and SIH is the sole owner of all the outstanding securities of Ascenda.

Pursuant to the Agreement to Purchase, the Company acquired Provista from Ascenda and SIH for an aggregate purchase price of $7.5 million consisting of an initial cash payment of $1.25 million, the issuance of $1.5 million in Ordinary Shares priced at $0.0512 per share, the issuance to SIH of a $3.5 million convertible promissory note dated April 19, 2021 (the “Note”) and the payment on for before July 1, 2021 of $1.25 million in cash (the “July Payment”), which payment the Company had the right to, and did, extend to July 15, 2021. The Provista shares acquired by the Company remained in an escrow account until the July Payment was made.

The Note has a maturity date of April 8, 2025, and is convertible beginning on October 20, 2021, into Ordinary Shares of the Company at a conversion price equal to the lesser of $0.05 or the volume weighted average price of the last 20 trading days for the Ordinary Shares prior to the date of conversion. In the event SIH delivers a Notice of Conversion to the Company at a per share price less than $0.05 ($0.05), the Company has the right to immediately notify SIH of its intention to pay the conversion amount in cash within three (3) business days of receipt of the Notice of Conversion (i.e., before SIH would take possession of shares converted under the Notice of Conversion). If, at any time between October 20, 2021 and April 20, 2022, the average of the lowest bid and closing sale price at 4:00:00 p.m., New York time (or such other time as such market publicly announces is the official close of trading) is below ($0.05), the Company has the option to buy out all or any portion of the Note (the “Buyback Option”). In the event the Company exercises the Buyback Option for an amount equal to or greater than one million, one hundred seventy thousand dollars ($1,170,000) (the “Buyback Amount”), SIH may not submit any conversions below five cents ($0.05) for ninety (90) days from receipt of the Buyback Amount (“90 Day Period”).

In the event that the Company uplists its Ordinary Shares to a national securities exchange, the Note shall automatically be exchanged into Series B preferred stock with a conversion price equal to the lesser of (a) $0.05, (b) the opening price on the day of the uplisting provides there is no transaction associated with the uplisting or (c) the deal price of an uplisting transaction.

As of the date of this annual report on Form 10-K, SIH has not submitted a Conversion Notice.

Products

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

On January 7, 2022, Toledo filed a complaint against Corona, Todos Medical USA, and the Company (the “Todos Defendants”), seeking unspecified damages for breach of the aforesaid agreements and claiming that at least $139,000 is due under the royalty agreement. The Todos Defendants filed an answer and counterclaim on February 9, 2022, wherein various affirmative defenses were asserted, the allegations of the complaint were denied, and the Company asserted counterclaims for breach of contract and other relief. This dispute is only in its initial legal stages.

On January 22, 2021, we entered into a Securities Purchase Agreement (the “SPA”) with Yozma Global Genomic Fund (the “Purchaser”) pursuant to which on January 29, 2021, the Company issued a promissory convertible note (the “Note”) to the Purchaser in the principal amount of $4,857,142.86 for proceeds of $3,400,000 (the “Transaction”). The Note has a maturity date of one year from the date of issuance and pays interest at a rate of 4% per annum. The Note is convertible into Ordinary Shares of the Company (the “Conversion Shares”) at a conversion price of $0.0599 (the “Conversion Price). In addition, the Purchaser received a warrant (the “Warrant”) to purchase up to 16,956,929 Ordinary Shares (the “Warrant Shares”) of the Company with an exercise price equal to $0.107415 per share. The Warrant is exercisable for 5 years from the date of issuance. In the event that the Company effectuates a reverse split of its ordinary shares for a ratio in excess of 20:1, the resulting adjusted Warrant Shares and Exercise Price are limited to a 20:1 ratio.

The Company and Leviston Resources LLC, a Delaware limited liability company (the “Purchaser”) are parties to that certain Securities Purchase Agreement, dated as of July 9, 2020 (the “Purchase Agreement”), pursuant to which the Purchaser purchased an aggregate principal amount of $850,000 of convertible notes (the “July 2020 Convertible Notes”) from the Company. On March 3, 2021, the Company and the Purchaser entered into a Closing Agreement (the “Closing Agreement”) pursuant to which the Purchaser exercised its right to invest an additional $847,570 into the Company of July 2020 Convertible Notes (the “Tranche 2 Securities”).

On April 8, 2021, the Company entered into a Securities Purchase Agreement (the “SPA”) with Kips Bay Select LP (the “Purchaser”) pursuant to which the Company agreed to issue a promissory convertible note (the “Note”) to the Purchaser in the principal amount of $4,285,714.29 for proceeds of $3,000,000 (the “Transaction”). The closing occurred on April 12, 2021 (the “Closing Date”). The Note has a maturity date of one year from the date of issuance and pays interest at a rate of 4% per annum. The Note is convertible into Ordinary Shares (the “Conversion Shares”) at a conversion price of $0.0599 (the “Conversion Price). In addition, the Purchaser received a warrant (the “Warrant”) to purchase up to 16,000,000 Ordinary Shares (the “Warrant Shares”) of the Company with an exercise price equal to $0.107415 per share. The Warrant is exercisable for 5 years from the date of issuance. In the event that the Company effectuates a reverse split of its Ordinary shares for a ratio in excess of 20:1, the resulting adjusted Warrant Shares and Exercise Price are limited to a 20:1 ratio. The Company used the net proceeds from this Note to initiate the Phase 2 for Tollovir™ clinical trial in COVID-19 patients, complete the acquisition of Provista Diagnostics, Inc. and for general corporate purposes.

Until May 5, 2022, the Purchaser has the option to purchase an additional Note in the principal amount of $5,285,714.20 for proceeds of $3,700,000 and an additional Warrant to purchase 16,000,000 Ordinary Shares.

On July 7, 2021, the Company entered into a Securities Purchase Agreement (the “SPA”) with Kips Bay Select LP (the “Purchaser”) pursuant to which the Company agreed to issue a promissory convertible note (the “Note”) to the Purchaser in the principal amount of $1,535,714 for proceeds of $1,075,000 (the “Transaction”). The closing occurred on July 7, 2021 (the “Closing Date”). The Note has a maturity date of one year from the date of issuance and pays interest at a rate of 4% per annum. The Note is convertible into Ordinary Shares of the Company (the “Conversion Shares”) at a conversion price of $0.0599 (the “Conversion Price). In addition, the Purchaser received a warrant (the “Warrant”) to purchase up to 3,440,000 Ordinary Shares (the “Warrant Shares”) of the Company with an exercise price equal to $0.107415 per share. The Warrant is exercisable for 5 years from the date of issuance. From the Closing Date until 180 days thereafter, the Company shall be restricted from issuing or entering into any agreement to issue any Ordinary Shares, except under certain circumstances, including an uplisting. This provision shall no longer be in effect if the closing sale price of the Ordinary shares exceeds $0.10. The Company intends to use the net proceeds for general corporate purposes.

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

On November 22, 2021, the Company entered into a Securities Purchase Agreement (the “SPA”) with T-Cell Protect Hellas S.A. (“T-Cell Protect”) pursuant to which the Company issued a promissory convertible note (the “Note”) to T-Cell Protect in the principal amount of €1,000,000 (the “Transaction”). The Note has a maturity date of one year from the date of issuance and pays interest at a rate of 10% per annum. The Note is convertible into ordinary shares (the “Conversion Shares”) at a conversion price of $0.0599 (the “Conversion Price). At any time prior to the Company uplisting its ordinary shares to a national securities exchange, T-Cell Protect may exchange the Note into either (a) a direct equity investment in 3CL Sciences at the same terms as a financing round of at least $5,000,000 (the “Sub”) or (b) into a note in the Sub, bearing 10% interest that converts into direct equity in the Sub at the same terms as a financing round of at least $5,000,000. The proceeds from this Transaction are intended to be used for the clinical development of Tollovir, the Company’s therapeutic candidate for hospitalized COVID-19 patients.

During the first quarter of 2021, the Company’s contractual agreement to supply Covid-19 testing kits to NOAH Laboratories, Inc., a significant customer expired. At the customer’s request, the Company continued to supply Covid-19 testing kits until such time as the customer requested that the Company stop doing so. The customer has not yet paid for some of the Covid-19 testing kits so supplied and has not yet renewed its agreement with the Company. On November 15, 2021, Todos USA sent a demand letter (the “Demand Letter”) to the significant customer with which our contractual agreement to supply Covid-19 testing kits expired. The Demand Letter seeks (a) payment for testing kits that Todos USA supplied for which it was not paid, in the amount of $3,465,000, (b) the return of Todos USA’s equipment, title to which remains with Todos USA unless and until the significant customer meets a minimum purchase requirement, and (c) payment of damages as a result of the significant customer’s unlawful retention of Todos USA’s equipment, in an amount anticipated to be $2 million. The Company and Todos USA are negotiating a settlement with NOAH Laboratories, Inc., which the Company believes will result in most of the Company’s demands being met.

On November 4, 2020, we entered into a Secured Convertible Equipment Loan Agreement with Friends of Yeshiva Orot Hateshuva Inc. (“Friends”), pursuant to which Friends lent us $450,000 to purchase two liquid handler machines. Under the terms of the agreement, the note was issued with 41.4% Original Issue Discount, with Friends receiving a royalty of 12.5% of all amounts resulting from any diagnostic tests performed by the two liquid handler machines. During the initial payback period and up until the earlier of either (a) the Maturity Date, or (b) the aggregate loan amount is paid in full, all Royalty payments made to Investor will be counted towards their loan balance. Thereafter, the royalties continue so long as the machines are in use. The Maturity Date was March 4, 2021. On March 4, 2021, the Company and Friends agreed to extend the maturity date of the note to May 1, 2021, in exchange for a payment of $100,000 and the issuance of 2,000,000 ordinary shares, in each case to a charity designated by Friends. As of March 25, 2022, the Company has not made any royalty payments to Friends. The note has been repaid.

On December 31, 2020, we entered into a Secured Convertible Equipment Loan Agreement with Harper Advance LLC (“Harper”), pursuant to which Harper lent us $450,000 to purchase two liquid handler machines. Under the terms of the agreement, the note was issued with 40% Original Issue Discount, with Harper receiving a royalty of 12.5% of all amounts resulting from any diagnostic tests performed by the two liquid handler machines. During the initial payback period and up until the earlier of either (a) the Maturity Date, or (b) the aggregate loan amount is paid in full, all Royalty payments made to Investor will be counted towards their loan balance. Thereafter, the royalties continue so long as the machines are in use. The Maturity Date is April 30, 2021. As of March 25, 2022, the Company has not made any royalty payments to Harper. Harper’s note was purchased by another investor and converted into ordinary shares of the Company.

Reverse Split

At an extraordinary general meeting of our shareholders held on July 26, 2021, our shareholders voted to approve a reverse share split of the Company’s ordinary shares within a range of 1:2 to 1:500, to be effective at the ratio and on a date to be determined by the Board of Directors of the Company (the “Reverse Split”). Although our shareholders approved the Reverse Split, all per share amounts and calculations in this annual report on Form 10-K and the accompanying financial statements do not reflect the effects of the Reverse Split, as the Board of Directors has not determined the ratio or the effective date of the Reverse Split. At its next general meeting, Todos’ shareholders will be asked to approve an extension of the deadline for the Reverse Split.

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

The LPC Registration Statement covers the resale by Lincoln Park of up to 50,000,000 ordinary shares, comprised of: (i) 5,812,500 ordinary shares that we issued to Lincoln Park as a fee for making its irrevocable commitment to purchase our ordinary shares under the Purchase Agreement, which we refer to in this annual report on Form 10-K as the Commitment Shares, (ii) 3,437,500 ordinary shares that we sold to Lincoln Park on August 5, 2020 for a total purchase price of $275,000 in an initial purchase under the Purchase Agreement the (“Initial Purchase Shares”), and (iii) up to an additional 40,750,000 ordinary shares that we have reserved for sale to Lincoln Park under the LPC Purchase Agreement from time to time after the date of the LPC Registration Statement, if and when we determine to sell additional ordinary shares to Lincoln Park under the LPC Purchase Agreement. Since August 18, 2020, Lincoln Park has purchased 37,977,388 of our ordinary shares under the Purchase Agreement, at prices ranging from $ 0.038 per share to $ 0.115 per share. The Company does not currently expect to sell any more shares to Lincoln Park under the LPC Purchase Agreement.

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

SARS-nCoV-2 Related Business

With the onset of COVID-19, Todos sought to apply its expertise in developing blood tests for the early detection of cancer and Alzheimer’s disease to distributing and then developing screening tests for the pandemic.

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

On March 11, 2022, we entered into a Share Purchase Agreement with 3CL Sciences Ltd. (“3CL”) and NLC Pharma Ltd. (“NLC”), pursuant to which we will acquire 52% of the issued and outstanding shares of 3CL and NLC will acquire 48% of the issued and outstanding shares of 3CL (the “Share Purchase Agreement”). Immediately prior to entering into the Share Purchase Agreement, NLC conveyed to 3CL all of the therapeutic, diagnostic, dietary supplement and pharmaceutical assets from NLC that relate to 3CL protease biology (which is used in the development, manufacture, sale and distribution of Tollovid™ and Tollovir™).

In consideration of the 3CL shares being issued to us, we undertook to raise $10,000,000 for 3CL and committed to issue to NLC $3,800,000 worth of our ordinary shares, based upon the closing price for our ordinary shares the day before the closing of the Share Purchase Agreement. The Company and NLC agreed to identify a seasoned biopharmaceutical CEO to run 3CL going forward. The board of directors of 3CL Sciences will be made up of five (5) individuals: three (3) appointed by the Company and two (2) appointed by NLC. We anticipate that the Share Purchase Agreement will close during the second quarter of 2022.

On April 19, 2021, the Company entered into an Agreement to Purchase Provista Diagnostics, Inc. (“Agreement to Purchase”) with Strategic Investment Holdings, LLC (“SIH”), Ascenda BioSciences LLC (“Ascenda”) and Provista Diagnostics, Inc. (“Provista”). Ascenda was the sole owner of the outstanding securities of Provista and SIH is the sole owner of all the outstanding securities of Ascenda.

Pursuant to the Agreement to Purchase, the Company acquired Provista from Ascenda and SIH for an aggregate purchase price of $7.5 million consisting of an initial cash payment of $1.25 million, the issuance of $1.5 million in Ordinary Shares priced at $0.0512 per share, the issuance to SIH of a $3.5 million convertible promissory note dated April 19, 2021 (the “Note”) and the payment on for before July 1, 2021 of $1.25 million in cash (the “July Payment”), which payment the Company had the right to, and did, extend to July 15, 2021. The Provista shares acquired by the Company remained in an escrow account until the July Payment was made.

The Note has a maturity date of April 8, 2025, and is convertible beginning on October 20, 2021, into Ordinary Shares of the Company at a conversion price equal to the lesser of $0.05 or the volume weighted average price of the last 20 trading days for the Ordinary Shares prior to the date of conversion. In the event SIH delivers a Notice of Conversion to the Company at a per share price less than $0.05 ($0.05), the Company has the right to immediately notify SIH of its intention to pay the conversion amount in cash within three (3) business days of receipt of the Notice of Conversion (i.e., before SIH would take possession of shares converted under the Notice of Conversion). If, at any time between October 20, 2021 and April 20, 2022, the average of the lowest bid and closing sale price at 4:00:00 p.m., New York time (or such other time as such market publicly announces is the official close of trading) is below ($0.05), the Company has the option to buy out all or any portion of the Note (the “Buyback Option”). In the event the Company exercises the Buyback Option for an amount equal to or greater than one million, one hundred seventy thousand dollars ($1,170,000) (the “Buyback Amount”), SIH may not submit any conversions below five cents ($0.05) for ninety (90) days from receipt of the Buyback Amount (“90 Day Period”).

In the event that the Company uplists its Ordinary Shares to a national securities exchange, the Note shall automatically be exchanged into Series B preferred stock with a conversion price equal to the lesser of (a) $0.05, (b) the opening price on the day of the uplisting provides there is no transaction associated with the uplisting or (c) the deal price of an uplisting transaction.

As of the date of this annual report on Form 10-K, SIH has not submitted a Conversion Notice.

During 2021, the Company recognized approximately $12,277,000 in revenue related to its COVID-19 business, and in January and February of 2022, the Company recognized approximately $540,000 in such revenue. There is no assurance that the Company will generate any additional revenues in the future pursuant to any of these arrangements.

Employees and Consultants

During 2021, the Company hired 23 new employees, including management and staffing of laboratory, sales and marketing and general administrative staffing.

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

Until March 2020, we were solely a clinical-stage medical diagnostics company with a limited operating history. We have incurred net losses in each fiscal year since we commenced operations in 2010. We incurred net losses of $40,986,000 and $29,773,000 in the fiscal years ended December 31, 2021, and 2020, respectively, and we may incur a net loss in 2022. As of December 31, 2021, our accumulated deficit was $88,267,000. Our losses could continue for the foreseeable future, as we continue our investment in research and development and clinical trials to complete the development of our technology and to attain regulatory approvals, begin the commercialization efforts for our cancer detection kits, increase our marketing and selling expenses, and incur additional costs as a result of being a publicly reporting company in the United States. The extent of our future operating losses and the timing of becoming profitable are highly uncertain, and we may never achieve or sustain profitability.

We have a need for substantial additional financing and will have to significantly delay, curtail or cease operations if we are unable to secure such financing.

The Company requires substantial additional financing to fund its operations. As of December 31, 2021, we had cash and cash equivalents of $189,000. We will need to raise additional funds prior to commercializing our cancer detection products. Additional financing may not be available to us on a timely basis on terms acceptable to us, or at all. In addition, any additional financing may be dilutive to our shareholders or may require us to grant a lender a security interest in our assets.

The report of our independent registered public accounting firm expresses substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm indicated in its report on our financial statements for the year ended December 31, 2021, included elsewhere in this annual report on Form 10-K, that conditions exist that raise substantial doubt about our ability to continue as a going concern. A going concern paragraph included in our independent registered public accounting firm’s report on our financial statements, could color investor perceptions and impair our ability to finance our operations through the sale of equity, incurring debt, or other financing alternatives. Our ability to continue as a going concern will depend upon many factors beyond our control including the availability and terms of future funding and the demand for COVID-19 treatments and tests. If we are unable to achieve our goals and raise the necessary funds to finance our operations, our business would be jeopardized, and we may not be able to continue. If we ceased operations, it is likely that all of our investors would lose their investment.

Risks Related to our COVID-19 Antibody Test

In connection with the marketing and sale of our COVID-19 antibody test, we are relying on FDA policies and guidance provisions that have recently changed and may continue to change. If we misinterpret this guidance or the guidance changes unexpectedly and/or materially, potential sales of our COVID-19 antibody test could be impacted.

The FDA issued non-binding guidance for manufacturers relating to the pathway to enable FDA notification following confirmed validation for devices related to testing for COVID-19 under the Policy for Coronavirus Disease-2019 Tests During the Public Health Emergency. Following the issuance of the guidance published on March 16, 2020, revised guidance specific to COVID-19 ‘antibody tests’ was issued. Newer guidance was published on May 4, 2020 further describing the requirements for serology tests to continue to be marketed under an Emergency Use Authorization. If our interpretation of the revised guidance is incorrect or specifics around the guidance change, sales of our COVID-19 antibody test could be materially impacted.

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

Risks Related to our Tollovid and Tollovir Covid-19 Remedies

There can be no assurance that we will be able to purchase ingredients for our Tollovid™ and Tollovir™ Covid-19 remedies..

Both our dietary supplement, Tollovid, for the treatment of Covid-19, and our antiviral remedy, Tollovir, for the treatment of Covid-19, are dependent upon the use of specialized ingredients. Tollovid, a mix of botanical extracts, is being targeted to support healthy immune function against circulating coronaviruses. Tollovid’s mechanism of action is to inhibit the activity of the 3CL protease, a key protease required for the intracellular replication of coronaviruses. We have contracted to purchase a controlling interest in our subsidiary 3CL Science Ltd. The other shareholder in 3CL Science is Israeli-based biotech company, NLC Pharma. 3CL Science will advance a theragnostic program targeting the 3CL protease, a key enzyme required for coronaviruses to replicate and infect other cells. There can be no assurance that 3CL Science will be able to purchase sufficient ingredients of a high enough quality at a reasonable price (or at any price at all) to manufacture Tollovid or Tollovir.

We rely on a third party to manufacture Tollovid and Tollovir for us, and if such third party refuses or is unable to supply us with Tollovid or Tollovir, our business will be materially harmed.

We rely on a third party to manufacture Tollovid and Tollovir. If any issues arise with respect to the manufacturer’s ability to manufacture and deliver to us Tollovid and/or Tollovir, our business could be materially harmed. In addition, the manufacturer may be unable to provide us with an adequate supply of Tollovid and/or Tollovir for various reasons, including, among others, if it becomes insolvent, if a United States regulatory authority or other governments block the import or sale of Tollovid and/or Tollovir and/or any of their respective ingredients, or if it fails to maintain its rights to manufacture Tollovid and/or Tollovir. If we are unable to keep up with demand for Tollovid or Tollovir, our revenue growth could be impaired, market acceptance for the treatments could be adversely affected, and our customers might instead purchase other Covid-19 treatments.

We have relied and expect to continue to rely on third parties to conduct studies of Tollovid and Tollovir that will be required by the FDA or other regulatory authorities, and those third parties may not perform satisfactorily.

 There can be no assurance of market acceptance for Tollovid and/or Tollovir.

The commercial success of our Tollovid and Tollovir treatments will depend upon their acceptance as medically useful and cost-effective by physicians and other members of the medical community, patients and third-party payers. Broad market acceptance can be achieved only with substantial education about the benefits and limitations of Tollovid and Tollovir, as well as resolution of concerns about their appropriate use. Our reputation and the public image of Tollovid and Tollovir may be impaired if they fail to perform as expected or are perceived as difficult to use. Despite quality control testing, defects or errors could occur with our products. Thus, there can be no assurance that Tollovid and/or Tollovir will gain market acceptance on a timely basis, if at all, and purchasers of Covid-19 treatments could choose to purchase competitors’ products instead. Failure to achieve market acceptance and/or the impact of strong competition will have a material adverse effect on our business, financial condition and results of operations.

Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials.

To gain approval to market a product for the treatment of a specific disease, we must provide the FDA and foreign regulatory authorities with clinical data that adequately demonstrate the safety and efficacy of that product for the intended indication applied for in the NDA or respective regulatory file. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in clinical trials, even after promising results in earlier preclinical or clinical trials. These setbacks have been caused by, among other things, preclinical findings made while clinical studies were underway, and safety or efficacy observations made in clinical studies. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and the results of clinical trials by other parties may not be indicative of the results in trials we may conduct. Our Tollovir antiviral treatment for Covid-19 will have to be the subject of clinical trials in order to gain regulatory approval to use it in the treatment of Covid-19. There can be no assurances that such approval will be obtained.

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

We have sent a demand letter to a significant customer, which has not yet paid for some of the Covid-19 testing kits that we supplied to it.

During the first quarter of 2021, the Company’s contractual agreement to supply Covid-19 testing kits to NOAH Laboratories, Inc., a significant customer, expired. At the customer’s request, the Company continued to supply Covid-19 testing kits until such time as the customer requested that the Company stop doing so. The customer has not yet paid for some of the Covid-19 testing kits so supplied, and has not renewed its agreement with the Company. On November 15, 2021, Todos USA sent a demand letter (the “Demand Letter”) to a significant customer with which our contractual agreement to supply Covid-19 testing kits expired. The Demand Letter seeks (a) payment for testing kits that Todos USA supplied for which it was not paid, in the amount of $3,465,000, (b) the return of Todos USA’s equipment, title to which remains with Todos USA unless and until the significant customer meets a minimum purchase requirement, and (c) payment of damages as a result of the significant customer’s unlawful retention of Todos USA’s equipment, in an amount anticipated to be $2 million. The Company and Todos USA are negotiating a settlement with NOAH Laboratories, Inc., which the Company believes will result in most of the Company’s demands being met. The Company believes that ultimately the customer will pay for the Covid-19 testing kits so supplied. Should the customer not make payment in full of all amounts owed to the Company, it could have a material adverse effect on the Company’s revenues from the sale of Covid-19 testing kits.

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

In order to market and sell our products in Israel, we require the approval of the Ministry of Health. To the best of our knowledge, approval of our products by the Ministry of Health requires us to comply with CE mark approval and International Organization for Standardization (ISO) 13485 (both of which we have already obtained). We were previously approved to sell our products in Israel, and we have restarted the regulatory approval process in Israel and expect the regulatory approval process in Israel to take until the end of the second quarter of 2022, although there may be delays due to the backlog from the Coronavirus pandemic.

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

We may face tax exposure as a result of the NLC/3CL transaction.

On March 11, 2022, the Company entered into a Share Purchase Agreement (the “SPA”) with 3CL Sciences Ltd. (“3CL”), an Israeli corporation, and NLC Pharma Ltd. (“NLC”), an Israeli corporation, pursuant to which (a) 3CL Sciences will purchase all therapeutic, diagnostic, dietary supplement and pharmaceutical assets from NLC that relate to 3CL protease biology from NLC in exchange for a 100% equity interest in 3CL, (b) 3CL will allot 30.5% of its shares to the Company in exchange for a total cash commitment of $8 million, (c) NLC will sell 7.54% of 3CL’s issued and outstanding shares to the Company in exchange for a total cash commitment of $2 million, and (d) NLC will exchange 14.31% of 3CL’s issued and outstanding shares for shares of the Company having a market value of $3,800,000 on the day prior to the Closing, such that the Company will own 52% of 3CL’s issued and outstanding share capital and NLC will own 48% of 3CL’s issued and outstanding share capital. The Company and NLC have agreed to identify a seasoned biopharmaceutical CEO to manage 3CL going forward. The board of directors of 3CL Sciences will be made up of five (5) individuals: three (3) appointed by the Company and two (2) appointed by NLC.

To the extent that the value of the assets transferred to us in the transaction are not comparable to the value of our Ordinary Shares issued to NLC pursuant to the Share Purchase Agreement, we may face tax exposure in both Israel and the United States.

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

Pursuant to the Agreement to Purchase, the Company acquired Provista from Ascenda and SIH for an aggregate purchase price of $7.5 million consisting of an initial cash payment of $1.25 million, the issuance of $1.5 million in Ordinary Shares of the Company priced at $0.0512 per share, the issuance of a $3.5 million convertible promissory note dated April 19, 2021 (the “Note”) and the payment on for before July 1, 2021 of $1.25 million in cash (the “July Payment”), which payment the Company had the right to, and did, extend to July 15, 2021. The Provista shares acquired by the Company remained in an escrow account until the July Payment was made. The Note has a maturity date of April 8, 2025, and is convertible beginning on October 20, 2021, into Ordinary Shares of the Company at a conversion price equal to the lesser of $0.05 or the volume weighted average price of the last 20 trading days for the Ordinary Shares prior to the date of conversion. In the event SIH delivers a Notice of Conversion to the Company at a per share price less than $0.05 ($0.05), the Company has the right to immediately notify SIH of its intention to pay the conversion amount in cash within three (3) business days of receipt of the Notice of Conversion (i.e., before SIH would take possession of shares converted under the Notice of Conversion). If, at any time between October 20, 2021 and April 20, 2022, the average of the lowest bid and closing sale price at 4:00:00 p.m., New York time (or such other time as such market publicly announces is the official close of trading) is below ($0.05), the Company has the option to buy out all or any portion of the Note (the “Buyback Option”). In the event the Company exercises the Buyback Option for an amount equal to or greater than one million, one hundred seventy thousand dollars ($1,170,000) (the “Buyback Amount”), SIH may not submit any conversions below five cents ($0.05) for ninety (90) days from receipt of the Buyback Amount (“90 Day Period”).

In the event that the Company uplists its Ordinary Shares to a national securities exchange, the Note shall automatically be exchanged into Series B preferred stock with a conversion price equal to the lesser of (a) $0.05, (b) the opening price on the day of the uplisting provides there is no transaction associated with the uplisting or (c) the deal price of an uplisting transaction.

As of the date of this annual report on Form 10-K, SIH has not submitted a Conversion Notice.

To the extent that the value of the assets transferred to us in the transaction are not comparable to the value of our Ordinary Shares issued to SIH pursuant to the Option Agreement, we may face tax exposure in both Israel and the United States.

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

As a result of the continuing spread of the Coronavirus, certain aspects of our cancer testing business operations may be delayed. Specifically, as a result of shelter-in-place orders and other mandated local travel restrictions, among other things, the research and development activities of certain of our partners may be affected, resulting in delays to our clinical trials, and we can provide no assurance as to when such trials will resume at this time.

Furthermore, site initiation, participant recruitment and enrollment, participant dosing, distribution of clinical trial materials, study monitoring, and data analysis may be paused or delayed due to changes in hospital or university policies, federal, state or local or foreign regulations, prioritization of hospital resources toward pandemic efforts, or other reasons related to the pandemic. If the Coronavirus continues to spread, some participants and clinical investigators may not be able to comply with clinical trial protocols. For example, quarantines or other travel limitations (whether voluntary or required) may impede participant movement, affect sponsor access to study sites, or interrupt healthcare services, and we may be unable to conduct our clinical trials. Further, if the spread of the Coronavirus pandemic continues and our operations are adversely impacted, we risk a delay, default and/or non-performance under existing agreements which may increase our costs. These cost increases may not be fully recoverable or adequately covered by insurance.

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

On the other hand, we have produced revenue as a result of the Coronavirus pandemic through our testing products and our Tollovid nutritional supplement. If the Coronavirus pandemic were to end completely, these revenues will disappear. Notwithstanding the development of several vaccines against the Coronavirus, it appears that for now, at least, the Coronavirus pandemic is not ending in many countries, and we expect to continue to produce revenue from our Coronavirus testing and from Tollovid (as well as from Tollovir if it is commercialized) for at least the next 12 months.

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

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and share price.

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates and uncertainty about economic stability. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. Similarly, the current conflict between Ukraine and Russia has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive.

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

There is a substantial amount of litigation over patent and other intellectual property rights in the medical device industry. Whether or not a product infringes a patent involves complex legal and factual considerations, the determination of which is often uncertain. Our management is presently unaware of any other parties’ valid patents and proprietary rights which our evolving product designs would infringe. Searches typically performed to identify potentially infringed patents of third parties are often not conclusive and, because patent applications can take many years to issue, there may be applications now pending, which may later result in issued patents which our current or future products may infringe. In addition, our competitors or other parties may assert that our cancer detection kits, and the methods employed may be covered by patents held by them. If any of our products infringes a valid patent, we could be prevented from manufacturing or selling such product unless we are able to obtain a license or able to redesign the product in such a manner as to avoid infringement. A license may not always be available or may require us to pay substantial royalties. We also may not be successful in any attempt to redesign our product to avoid infringement. Infringement and other intellectual property claims, with or without merit, can be expensive and time-consuming to litigate and could divert our management’s attention from operating our business.

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

Upon the closing of the Provista transaction, we acquired a Clinical Laboratory Improvement Amendments laboratory, or CLIA laboratory, and retain our product as a Laboratory Developed Test, or LDT, which are assays developed in the laboratory for internal use, in parallel to the FDA evaluation.

Further, any regulatory authority whose approval we will require in order to market and sell our products in any territory may require us to submit data on a greater number of patients than we originally anticipated and/or for a longer follow-up period, or may change the data collection requirements or data analysis applicable to our clinical trials.

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

The results of pre-clinical and clinical studies do not necessarily predict future clinical trial results, and predecessor clinical trial results may not be repeated in subsequent clinical trials. Additionally, any regulatory authority whose approval we will require in order to market and sell our products in any territory may disagree with our interpretation of the data from our pre-clinical studies and clinical trials, or may find the clinical trial design, conduct or results inadequate to demonstrate safety or efficacy, and may require us to pursue additional pre-clinical studies or clinical trials, which could further delay the clearance or approval of the sale of our products. The data we collect from our non-clinical testing, our pre-clinical studies and other clinical trials may not be sufficient to support regulatory approval.

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

The protection of personal data, particularly patient data, is subject to strict laws and regulations in many countries. The collection and use of personal health data in the EU are governed by the provisions of the General Data Protection Regulation (GDPR). GDPR carries provisions that require businesses to protect the personal data and privacy of EU citizens for transactions that occur within EU member states. The GDPR also regulates the exportation of personal data outside the EU. The GDPR will levy harsh fines against those who violate its privacy and security standards, with penalties reaching into the tens of millions of euros. The GDPR defines several roles that are responsible for ensuring compliance: data controller (defines how personal data is processed and the purposes for which it is processed), data processor (liable for breaches or non-compliance) and the data protection officer (liable to process, store and monitor large amounts of EU and Non-EU citizen data). Under the GDPR, health data is considered a special category of personal data, demanding even further steps for its protection than other, regular types of personal data. To lawfully process special category data, both a legal basis and a separate condition for processing must be identified. The GDPR also requires that upon processing special category data, you must keep records and include documenting the categories of the data you process. The GDPR doesn’t explicitly state how long an organization is allowed to hold on to personal data, however healthcare organizations should ensure that the information relating to health data is not kept for longer than needed. For that reason, retention periods must be clearly established and communicated to data subjects, such as patients. Additionally, the GDPR requires that before processing data that is likely to be high risk to the rights and freedoms of data subjects, a Data Protection Impact Assessment is to be conducted in order to identify the potential risks that could be faced.

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

Many of Todos’ employees and consultants, including its Chief Financial Officer and several members of its Board of Directors, are residents of Israel. Accordingly, political, economic, and military conditions in Israel and the surrounding region may directly affect Todos’ business and operations. In recent years, Israel has been engaged in sporadic armed conflicts with Hamas, an Islamist terrorist group that controls the Gaza Strip, with Hezbollah, an Islamist terrorist group that controls large portions of southern Lebanon, and with Iranian-backed military forces in Syria. In addition, Iran has threatened to attack Israel and may be developing nuclear weapons. Some of these hostilities were accompanied by missiles being fired from the Gaza Strip against civilian targets in various parts of Israel, including areas in which Todos’ employees are located, and negatively affected business conditions in Israel. Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its trading partners could adversely affect our operations and results of operations.

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

The rights and responsibilities of the holders of our Ordinary Shares are governed by our articles of association, as amended (the “Amended Articles”), and by Israeli law. These rights and responsibilities differ in some material respects from the rights and responsibilities of shareholders in U.S.-based corporations. For instance, a shareholder of an Israeli company has a duty to act in good faith and in a customary manner in exercising its rights and performing its obligations towards the company and other shareholders, and to refrain from abusing its power in the company, including, among other things, in voting at a general meeting of shareholders on matters such as amendments to a company’s articles of association, increases in a company’s authorized share capital, mergers and acquisitions and related party transactions requiring shareholder approval. In addition, a shareholder who is aware that it possesses the power to determine the outcome of a shareholder vote or to appoint or prevent the appointment of a director or executive officer in the company has a duty of fairness toward the company. There is limited case law available to assist us in understanding the nature of this duty or the implications of these provisions. These provisions may be interpreted to impose additional obligations and liabilities on holders of our Ordinary Shares that are not typically imposed on shareholders of U.S. corporations.

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

From inception through December 31, 2021, we have been awarded an aggregate of $272,237 in the form of grants from Israel Innovation Authority, or the IIA, formerly known as Israel’s Office of the Chief Scientist of the Ministry of Economy. The requirements and restrictions for such grants are found in the Israeli Encouragement of Research and Development Law, 5744-1984 and the regulations thereunder (the “Research Law”). Under the Research Law, royalties of 3% to 5% on the revenues derived from sales of products or services developed in whole or in part using these IIA grants are payable to the Israeli government. We developed our technologies, at least in part, with funds from these grants, and accordingly we would be obligated to pay these royalties on sales of any of our product candidates that achieve regulatory approval. The maximum aggregate royalties paid generally cannot exceed 100% of the grants made to us, plus annual interest equal to the 12-month LIBOR applicable to dollar deposits, as published on the first business day of each calendar year. As of December 31, 2021, we had not paid any royalties to the IIA. In 2021, we did not receive a grant from the IIA. When a company develops know-how, technology or products using IIA grants, the terms of these grants and the Research Law restrict the transfer of such know-how, and the transfer of manufacturing or manufacturing rights of such products, technologies or know-how outside of Israel, without the prior approval of the IIA. Therefore, the discretionary approval of an IIA committee would be required for any transfer to third parties inside or outside of Israel of know-how or manufacturing or manufacturing rights related to those aspects of such technologies. We may not receive those approvals. Furthermore, the IIA may impose certain conditions on any arrangement under which it permits us to transfer technology or development out of Israel, including an increased royalty rate.

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

These restrictions will continue to apply even after we have repaid the full amount of royalties on the grants. For the years ended December 31, 2021 and 2020, we did not apply for or receive any grants from the IIA.

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

Sales of a substantial number of shares of our Ordinary Shares in the public market, or the perception that these sales might occur, could depress the market price of our Ordinary Shares and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our Ordinary Shares. Sales of shares by these shareholders could have a material adverse effect on the trading price of our Ordinary Shares. We intend to register the offering, issuance, and sale of all Ordinary Shares that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and any lock-up agreements. Also, we are required to register the shares that would result from (a) the conversion of certain convertible notes we issued in 2021, and (b) the exercise of certain warrants we issued alongside convertible notes in 2020 and 2021. The sales of a significant number of those shares could have a depressant effect on our share price.

Until December 31, 2021, we were an Emerging Growth Company, which may have reduced the amount of information available to investors.

Until December 31, 2021, we were an Emerging Growth Company. The Jumpstart Our Business Start-ups Act, or the JOBS Act, allowed us to postpone the date by which we must comply with some of the laws and regulations intended to protect investors and to reduce the amount of information we provided in our reports filed with the SEC, which could have adversely undermined investor confidence in our company and adversely affected the market price of our Ordinary Shares.

For as long as we remained an “emerging growth company” as defined in the JOBS Act, we took advantage of certain exemptions from various requirements that are applicable to public companies that are not emerging growth companies including:

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

We took advantage of these exemptions until we were no longer an “emerging growth company.” We were an emerging growth company until the last day of the fiscal year ending on December 31, 2021.

We have never paid cash dividends on our Ordinary Shares, and we do not anticipate paying any dividends in the foreseeable future. Consequently, any gains from an investment in our Ordinary Shares will likely depend on whether the price of our Ordinary Shares increases, which may not occur.

We have not paid cash dividends on any of our share capital to date and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, the Companies Law imposes restrictions on our ability to declare and pay dividends. As a result, capital appreciation, if any, of our Ordinary Shares will be your sole source of gain for the foreseeable future. Consequently, in the foreseeable future, you will likely only experience a gain from your investment in our Ordinary Shares if the price of our Ordinary Shares increases beyond the price in which you originally acquired the Ordinary Shares.

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

The market price of our Ordinary Shares may be volatile.

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

Our executive officers, directors and principal shareholders who own more than 5% of our outstanding Ordinary Shares beneficially own shares representing approximately ___% of our share capital. As a result, if these shareholders were to act together, they would be able to control all matters submitted to our shareholders for approval, as well as our management and affairs. For example, these persons, if they act together, could control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other shareholders may desire or may result in management of our company being appointed despite our other shareholders’ disapproval.

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

The Company does not own any real property. Our principal executive office and mailing address is 121 Derech Ben Gurion, Tel Aviv, Israel, which we have leased since March 2021 pursuant to a month-to-month agreement. The Company additionally has an office at 40 Wall Street, Suite 2702, New York, New York 10005, which is subject to an annual lease that is currently due to expire at the end of March 2022 (but which we expect to renew on similar terms), and which is shared with two of our United States subsidiaries, Todos Medical USA and Corona Diagnostics LLC. Our Provista Diagnostics laboratory is located in a leased facility located at 2001 Westside Parkway, Alpharetta, GA 30004. The lease is currently due to expire June 30, 2023. We believe that all of our leases provide for rental payments at a market rate.

ITEM 3.	LEGAL PROCEEDINGS

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

On January 7, 2022, Toledo filed a complaint against Corona, Todos Medical USA, and the Company (the “Todos Defendants”), seeking unspecified damages for breach of the aforesaid agreements and claiming that at least $139,000 is due under the royalty agreement. The Todos Defendants filed an answer and counterclaim on February 9, 2022, wherein various affirmative defenses were asserted, the allegations of the complaint were denied, and the Company asserted counterclaims for breach of contract and other relief. This dispute is only in its initial legal stages.

During the first quarter of 2021, the Company’s contractual agreement to supply Covid-19 testing kits to NOAH Laboratories, Inc., a significant customer expired. At the customer’s request, the Company continued to supply Covid-19 testing kits until such time as the customer requested that the Company stop doing so. The customer has not yet paid for some of the Covid-19 testing kits so supplied and has not yet renewed its agreement with the Company. On November 15, 2021, Todos USA sent a demand letter (the “Demand Letter”) to the significant customer with which our contractual agreement to supply Covid-19 testing kits expired. The Demand Letter seeks (a) payment for testing kits that Todos USA supplied for which it was not paid, in the amount of $3,465,000, (b) the return of Todos USA’s equipment, title to which remains with Todos USA unless and until the significant customer meets a minimum purchase requirement, and (c) payment of damages as a result of the significant customer’s unlawful retention of Todos USA’s equipment, in an amount anticipated to be $2 million. The Company and Todos USA are negotiating a settlement with NOAH Laboratories, Inc., which the Company believes will result in most of the Company’s demands being met.

A lawsuit has been commenced by Todos against BioDiagnostic Laboratories Inc.(“BioDiagnostics”). in the Supreme Court of New York. We believe that BioDiagnostics owes us approximately $550,000 arising out of unpaid invoices for testing kits sold and delivered. Todos is also seeking repossession of medical equipment valued at approximately $500,000 over which there is presently no dispute that Todos retains sole ownership. Todos terminated its relationship with BioDiagnostics and demanded return of the medical equipment in November 2021. Efforts to settle the dispute amicably were unsuccessful. Todos demanded return of the equipment, and BioDiagnostics failed to comply with that demand. A complaint was filed on February 25, 2022. This dispute is only in its initial legal stages.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Ordinary Shares have traded on the OTCQB since March 7, 2017 under the symbol “TOMDF”.

Holders

The number of record holders of Ordinary Shares at March 25, 2022 was 96.

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

The following discussion and analysis should be read in conjunction with our financial statements and related notes, which have been publicly filed with the Securities Exchange Commission and are included with this annual report on Form 10-K. This discussion and other parts of this annual report on Form 10-K contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under “Risk Factors” and elsewhere in this annual report on Form 10-K. We report financial information under US GAAP and our financial statements were prepared in accordance with generally accepted accounting principles in the United States.

Overview

Todos Medical is an in-vitro-diagnostic (“IVD”) firm engaging in the development and commercialization of a series of patient-friendly blood tests that enable screening of a variety of cancers. Detecting cancer at an early stage may lead to more effective treatment and possible better survival rate. Our goal is to establish our name in the cancer detection industry worldwide. Our cancer tests are still in the development phase, have not yet been approved by the FDA and are not yet being marketed.

Screening tests for cancer, specifically breast, colon and lung cancers, have compliance shortcomings due to their scientific limitations, invasive procedures, and expensive nature of more accurate diagnostic methods. More importantly, many of the most effective diagnostic methods remain too expensive for adoption as screening tests for all those at risk are used too rarely and not quickly enough to allow for the most effective treatment. Blood based tests are the future of cancer screening.

Our Provista Diagnostics Laboratory serves as a hub for our diagnostic development programs, including our flagship Videssa blood test, as well as support for our automation solutions customers.

Diagnostic testing helps health care providers screen for or monitor specific diseases or conditions. It also helps assess patient health to make clinical decisions for patient care. Our Provista Diagnostics Laboratory is approved under the Clinical Laboratory Improvement Amendments (CLIA). The Clinical Laboratory Improvement Amendments (CLIA) regulate laboratory testing and require clinical laboratories to be certified by the Center for Medicare and Medicaid Services (CMS) before they can accept human samples for diagnostic testing. Laboratories can obtain multiple types of CLIA certificates, based on the kinds of diagnostic tests they conduct.

We have also focused our COVID-19 diagnostic testing efforts at Provista to prioritize delivering diagnostic services, including PCR and neutralizing antibody testing, becoming a direct provider to healthcare professionals.

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

The Company is also a developer and distributor of immune support products and antivirals that target the inhibition of 3CL protease for the treatment of Covid-19. Todos has acquired exclusive rights to the dietary supplement Tollovid™ through its purchase of a controlling interest in 3CL Sciences Ltd., an Israeli corporation. Tollovid is a powerful proprietary blend of plant extracts that help support healthy immune function for today’s challenges.

Todos is also developing a more concentrated version of Tollovid for COVID-19 infected patients, using a proprietary blend of botanical extracts with an active chemical ingredient that limits replication of coronaviruses. Todos is currently supporting randomized, placebo-controlled clinical trials managed by joint venture partner NLC Pharma in Israel. Tollovir is the result of over 15 years of development and an investment of over $18 million to date.

Videssa Breast

Current methods of breast cancer detection have known limitations, particularly in women with abnormal or difficult-to-interpret imaging findings. While clinical examination and imaging technologies are critical elements for detecting breast cancer, the high rate of false positive and false negative results from these approaches can significantly impact patient care. In an effort to improve the accuracy of early breast cancer detection, complementary blood-based approaches are being developed to help address the current limitations of breast imaging. By utilizing new detection strategies, healthcare providers will be able to improve the accuracy of breast cancer detection and minimize the consequences of false positive and false negative results. To help address the diagnostic challenges in breast cancer, we developed Videssa Breast—the first blood test of its kind to detect the presence or absence of breast cancer in women with abnormal or difficult-to-interpret imaging findings. When combined with imaging, Videssa Breast improves diagnostic accuracy and provides greater confidence and clarity when clinical assessment is challenging.

Videssa Breast was developed to provide physicians with actionable information regarding breast cancer risk in women following an inconclusive mammogram result (BI-RADS III or IV), which primarily occurs in women with dense breasts. The data provided from the test, which has demonstrated specificity of ~99% in both women over and under 50 years of age, arms physicians with a powerful tool to help guide decisions of whether to continue to monitor a low-risk patient intermittently, or whether to advance an at-risk patient immediately into a more expensive and invasive diagnostic assessment that likely includes a breast biopsy. With Videssa as the proprietary centerpiece of our cancer diagnostic strategy, we will be looking to offer highly advanced, comprehensive cancer testing solutions to OB-GYNs, general practitioners and other stakeholders in the medical community who will ultimately be managing patients likely to be strong candidates for Videssa.

Videssa Breast combines multiple Serum Protein Biomarkers (SPBs) and Tumor-Associated Autoantibodies (TAAbs), along with patient clinical data, to generate a unique protein signature for breast cancer. As these protein biomarkers are released into the bloodstream, they act as biological cues for the presence of a malignancy, providing a snapshot of what’s going on inside of a woman’s body to complement the anatomical features visible on imaging. Unlike genetic testing which determines the future risk of developing breast cancer, Videssa Breast is designed to detect real-time disease status. By identifying early biochemical warning signals of breast cancer in the bloodstream, such as “protein biomarkers,” Videssa Breast provides information not detectable through imaging technologies, allowing for a more comprehensive assessment.

LymPro Test™:

The Lymphocyte Proliferation (LymPro) Test™ measures markers of immune cells present in the blood as a surrogate for loss of nerve cell function and the toxic accumulation of beta-amyloid plaques in the brain, which is a hallmark of Alzheimer’s disease. Based on differences observed in the response of cells from patients with Alzheimer’s disease as compared with age-matched controls and patients with other dementias, it appears that the test has high potential as an adjunctive diagnostic for Alzheimer’s disease. LymPro exploits the fact that abnormalities in replication (or the cell cycle) seem to extend to immune cells in the blood. The test specifically measures the alterations in cell cycle activity in blood lymphocytes (a type of immune cell) as a biomarker of neuronal damage, for the early identification and screening of Alzheimer’s. Areas for deployment include initial Investigational Use Only (“IUO”) testing followed by full diagnostic testing for patients with mild cognitive impairment (“MCI”) and dementia for differential diagnosis. Todos owns the exclusive worldwide rights to this Alzheimer’s blood test as a result of its acquisition of Breakthrough from Amarantus as follows. On February 27, 2019, we entered into a joint venture agreement with Amarantus, pursuant to which we issued Ordinary Share representing 19.99% of our then outstanding Ordinary Shares to Amarantus, in exchange for Amarantus transferring to us 19.99% of Breakthrough, then a wholly-owned subsidiary of Amarantus, and for Amarantus assigning the license for the LymPro test to Breakthrough. As part of the transaction, we agreed to provide working capital to Breakthrough to support Breakthrough’s operations. As part of the Breakthrough joint venture, we were granted an exclusive option to acquire the remaining 80.01% of Breakthrough from Amarantus. At our 2019 annual meeting of shareholders, our shareholders approved a resolution authorizing us to exercise our option to acquire the remaining 80.01% of Breakthrough from Amarantus in exchange for an additional 30% of our then issued and outstanding Ordinary Shares. We closed the acquisition of Breakthrough in July 2020.

There are a few blood-based approaches to Alzheimer’s, most of which focus on identifying canonical Alzheimer’s markers – Amyloid or Tau. The rationale for these tests is that they serve as a proxy for brain concentration Amyloid and Tau-based imaging. Given the failure of these two mechanisms to demonstrate improvement across hundreds of clinical trials, we believe that looking upstream from Amyloid and Tau is where both true diagnostic and therapeutic avenues exist. LymPro captures both Amyloid and Tau-based information by proxy. Given the expectation that the Alzheimer’s therapeutic market could reach $13.57 billion by 20272, we believe LymPro could also help drive mid-term value for Todos as progress is made. Taken together with our core patented Todos Biochemical Infrared Analyses (“TBIA”), which uses a platform based upon a highly sensitive mid infrared equipment called fourier transform infrared spectrometers (“FTIR”), we believe Todos is positioned to become a worldwide leader in the field of immune-based diagnostics.

2 https://www.medgadget.com/2021/01/alzheimers-therapeutics-market-to-reach-usd-13-57-billion-by-2027-size-share- industry-analysis-and-global-forecast-to-2027.html

COVID-19 Proprietary Lab and Distribution Business:

We provide advanced technologies addressing bottlenecks, whether they be scientific, technical or logistical, to enable laboratories to rapidly expand testing capacity while reducing operational costs. To forward this business, we entered into distribution agreements with multiple companies (such as 3D Biomedicine Science and Technology Col. Ltd., Meridian Health Services Network, Inc., and PCL Inc.) to gain rights to rapid IgM/IgG COVID-19 antibody test kits, RNA extraction machines, RNA extraction reagents, qPCR reagents, digital PCR reagents and automated liquid handler machines, in order to offer a comprehensive suite of solutions to laboratories worldwide. In the second quarter of 2020, we began marketing a turnkey automation services solution to laboratories seeking to expand their COVID-19 testing capabilities and started generating revenue from the distribution of products to support laboratory COVID testing through the automated machinery we provided.

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

With the Delta variant posing a significant risk for breakthrough infections, we see neutralizing antibody testing becoming critical for informed decision making to assess who may be best suited for booster shots, as well as at what point someone previously infected with COVID begins to show waning immunity and may decide to receive vaccination as a result. We see a large market opportunity developing for the cPass™ SARS-CoV-2 Neutralizing Antibody Detection Kit that we believe will begin to encroach on the COVID-19 PCR testing market. The cPass test will enable individuals to take charge of their health by making data-driven decisions to protect themselves beyond vaccination, such as masking or avoiding certain higher-risk activities when armed with this crucial information. A key differentiator for this novel cPass test is that it detects neutralizing antibodies in patient samples without the use of live virus and with very fast turnaround times, as compared to the conventional method of measuring neutralizing antibodies in patient samples, which requires the use of live cells. We believe immune monitoring will be the primary driver of COVID-19 testing growth going forward. As time advances, and more individuals are several months from their initial vaccine dose, it will become increasingly important for individuals and healthcare providers to assess and monitor neutralizing antibody levels in order to make data-driven decisions with respect to booster shots and behavioral changes. We are currently in the process of automating the cPass test at our laboratory, Provista Diagnostics, to add high-capacity neutralizing antibody testing to its test menu. Provista plans to offer cPass as a testing service to other CLIA labs on a reference basis, as well as directly to the public through healthcare professionals.

We intend to focus on ways of leveraging our existing testing business and our client base to deliver actionable high value testing that will improve outcomes while lowering cost of care. We believe that our establishment of a strong commercial infrastructure is the key to unlocking the value of our intellectual property portfolio for our Company and its shareholders.

TBIA Platform

Todos Medical’s TBIA platform represents a cost effective, scalable, and patient-friendly screening method for cancer screening. Todos has developed the “Total Biochemical Infrared Analysis” (TBIA) method, a proprietary method for screening of solid tumors using peripheral blood spectroscopy analysis. The process involves observing the immune system’s response to tumor presence rather than looking for the tumor cells themselves or specific markers. TBIA analyzes the entire biochemical signatures spectrum (including proteins, lipids, nucleic acids and carbohydrates) of affected immune cells from peripheral blood, using infrared spectroscopy.

●	Advances in mid infrared spectroscopy using fourier transform infrared spectrometers (FTIR) open new diagnostic frontiers

●	Immune system changes detected in plasma and mononuclear cells via FTIR

●	Immune response acts as body’s sensor for cancer

●	FTIR allows observation of distinct immune response to breast, colorectal, lung and other cancer types

The test offered under our TBIA method could help reduce false positives and improve detection rate by reporting to the physician the probability of the presence/absence of cancer prior to more expensive tests. A large, underserved population of unscreened and inadequately screened patients represents a significant opportunity for a patient friendly screening test. Furthermore, traditional tests are more likely to expose patients to radiation and other risks inherent in those tests, our products offer may become a viable solution for these patients, as it is a simple blood test.

Each of the existing screening diagnosis methods have at least one of the following significant drawbacks:

-	Expensive
-	Low sensitivity or specificity
-	Uncomfortable to use
-	Not accessible to the general public
-	Require specialists for results interpretation
-	Possible medical side effects from radiation and invasive tests

Many patients who need to be checked regularly for cancer, avoid undertaking periodic examinations due to one or more of the above disadvantages. The objective of our Company is to provide a more reliable alternative to the current methods of testing and to thereby overcome patients’ fear of regular cancer checkups, leveraging our proprietary technology in TBIA.

Despite the various indications of the positive potential of our products, in order to establish our product in the market we still need to conduct larger and more focused blind trials and we need to invest in a large-scale validation blind trial on the same cancer to confirm these preliminary results.

Our test is for cancer screening and cannot be regarded as a final diagnosis. However, it only requires a simple blood test causing minor risk and pain (as below diagram demonstrates). Following the results of the test for positive or negative for specific cancer, the physician will refer the patient for additional screenings such as colonoscopy for further examination of cancer presence.

Immune Support Products and 3CL Protease Inhibiting Antivirals

On March 11, 2022, the Company entered into a Share Purchase Agreement (the “SPA”) with 3CL Sciences Ltd. (“3CL”), an Israeli corporation, and NLC Pharma Ltd. (“NLC”), an Israeli corporation, pursuant to which 3CL Sciences will purchase all therapeutic, diagnostic, dietary supplement and pharmaceutical assets from NLC that relate to 3CL protease biology from NLC. The Company owns a controlling interest in 3CL. 3CL is working to advance a theragnostic program targeting the 3CL protease, a key enzyme required for coronaviruses to replicate and infect other cells. We have funded the development of a novel enzymatic 3CL protease diagnostic test that determines whether a coronavirus is actively replicating vs. inactively being cleared from the body by the immune system, as well as 3CL protease inhibitors that aim to slow the replication of the virus in order to be able to further support the body’s ability to be able to overcome a potential coronavirus exposure or infection.

Tollovir:

Furthermore, through 3CL, we are in the development phase of our own antiviral, Tollovir™, a potent 3CL protease inhibitor for the treatment of hospitalized COVID-19 patients, which is currently undergoing a Phase 2 clinical trial in Israel with plans to expand the clinical development program to India.

In light of the emerging delta variant circulating widely worldwide, there is now a clear need for novel COVID-19 anti-viral therapies to protect the unvaccinated and those for whom authorized vaccines do not confer immunity, which includes a large portion of the elderly and those taking immune suppressants, against COVID-19 infection. In the United States, the Biden administration recently underscored this need by pledging to invest $3.2 billion into research for COVID-19 anti-viral therapies, similar to the US Government’s investments into COVID-19 vaccines in 2020 at the beginning of the pandemic. We believe this government recognition of the need for antivirals will provide a significant tailwind for the development of our Tollovir™ anti-viral that is currently undergoing a Phase 2 clinical trial in Israel with plans progressing rapidly to expand the clinical development program to India. As part of the ongoing scientific effort to further elucidate the mechanisms that have enabled Tollovir to achieve its very positive early clinical results, NLC Pharma identified an anti-inflammatory mechanism of action of Tollovir to complement its 3CL protease inhibiting mechanism. This dual mechanism of action helps explain the significant reduction in symptoms and the biomarker C Reactive Protein (CRP) that was documented in the earliest clinical COVID-19 data sets produced in Israel, which could not be explained by a reduction in viral load alone likely caused by Tollovir’s 3CL protease inhibiting mechanism. As a result of these quite complementary 3CL protease inhibiting and anti-inflammatory mechanisms, given that we are in a race with Pfizer to get to market with the first 3CL protease inhibiting COVID-19 antiviral for which therapeutic claims could be made, we believe it is critical to rapidly expand our clinical development programs to gather additional data in multiple clinical settings to demonstrate Tollovir’s ability to help patients suffering from COVID-19. As part of that effort, our Israel-based Principal Investigators have introduced us to physician clinical collaborators in India who work with a highly-respected local Clinical Research Organization (CRO) with extensive experience in running COVID-19 clinical trials. This CRO has near-immediate access to 6 clinical sites that have previously enrolled patients into clinical trials for hospitalized COVID-19 patients and 5 clinical sites that have previously enrolled patients into clinical trials for non-hospitalized COVID-19 patients. We believe this CRO relationship will allow for the rapid expansion of enrollment for Tollovir’s clinical data acquisition, and allow us to quickly prepare for a Phase 3 international clinical development program to support regulatory approval under Emergency Use Authorization.

Tollovid:

The Company’s 3CL protease inhibitor botanical product, Tollovid, is a dietary supplement that helps to support and maintain healthy immune function. This technology will potentially have a significant impact for the development of virus targeting therapeutic development strategies, as well as clearance for return to life activities post-infection.

We are very pleased that the Company’s dietary supplement Tollovid, which provides immune support as a protease inhibitor, received FDA authorization for a new 5-day dosing regimen in April 2021. We believe this authorization underscores the emerging need in the marketplace for immune support supplements supported by strong scientific and safety data, as well as provides international regulatory authorities with a high degree of comfort of Tollovid’s safety profile. Going forward, the Company sees two critical areas of expansion in the advancement of Tollovid:

1)	International distribution partnerships in jurisdictions where high value dietary supplements are distributed by reputable pharmacies and other high-end wellness stores that can engage with consumers directly on the value and underlying science of their products; and

2)	US marketing campaign to dramatically expand awareness of Tollovid for consumers and distribution partners who are looking for products to further support immune function.

We believe that as we continue to grow our automation services business, we are creating a natural distribution base for the Videssa test, as well as for the eventual commercialization of our proprietary TBIA platform tests and diagnostics developed with NLC Pharma. We intend to seek out additional opportunities to leverage our expanding base of laboratory partners in the coming years.

Operating Results

Revenues

During the years ended December 31, 2021 and 2020 we have generated revenues of $12,229,280 and $5,207,142, respectively, by the Company and through our U.S. subsidiaries, Corona Diagnostics, LLC and Provista Diagnostics, Inc.

Operating Expenses

Our current operating expenses consist of four components - cost of revenues, research and development expenses, marketing expenses and general and administrative expenses.

Cost of revenues

Our cost of revenues consists primarily of materials, depreciation and other related cost of revenues expenses.

The following table discloses the breakdown of cost of revenues:

	Year ended December 31
	2021	2020
Materials and other costs	$7,112,578	$3,749,901
Depreciation	734,214	68,340
Total	$7,846,792	$3,818,241

Research and Development Expenses

Our research and development expenses consist primarily of salaries and related personnel expenses, subcontracted work and consulting, liabilities for royalties and other related research and development expenses.

The following table discloses the breakdown of research and development expenses:

	Year ended December 31
	2021	2020
Salaries and related expenses	$-	$27,270
Stock-based compensation	-	60,449
Professional fees	202,728	47,000
IPR&D acquired as part of asset acquisition	450,000	8,157,000
Laboratory and materials	127,041	1,535,073
Patent expenses	-	-
Rent and maintenance	15,004	6,221
Depreciation	29,061	28,121
Insurance and other expenses	-	2,569
Total	$823,834	$9,863,703

We expect that our research and development expenses will materially increase as we plan to rapidly recruit more employees in order to accelerate our research and development efforts.

Marketing expenses

Marketing expenses consist primarily of salaries and share-based compensation expense.

The following table discloses the breakdown of marketing expenses:

	Year ended December 31
	2021	2020

Stock Based Compensation	$265,687	$1,517,240
Professional Fees	3,215,620	1,540,854
Total	$3,481,307	$3,058,094

General and administrative

General and administrative expenses consist primarily of salaries, share-based compensation expense, professional service fees (for accounting, legal, bookkeeping, intellectual property and facilities), directors fee and insurance and other general and administrative expenses.

The following table discloses the breakdown of general and administrative expenses:

	Year ended December 31
	2021	2020

Salaries and related expenses	$522,172	$166,741
Stock-based compensation	893,124	1,113,488
Rent and maintenance	330,104	-
Communication and investor relations	108,582	44,624
Bad debts	2,533,727	-
Professional fees	4,809,844	1,331,707
Insurance and other expenses	166,079	72,000
Total	$9,363,632	$2,728,560

Comparison of the year ended December 31, 2021 to the year ended December 31, 2020:

Results of Operations

Research and Development Expenses. Our research and development expenses for the year ended December 31, 2021 were $823,833 compared to $9,863,703 for the year ended December 31, 2020, representing a net decrease of $9,039,870, or 92%. The decrease is primarily due to the decrease in research and development costs and decrease in impairment of IPR&D costs associated with the purchase of our subsidiary, offset by an increase in professional fees incurred in connection with providing Covid testing services.

Marketing Expenses. Our marketing expenses increased from $3,058,094 in 2020 to $3,481,307 in 2021, providing an increase of $423,213 or 14%. This increase was principally due to increase in marketing efforts related to our anticipated uplisting offset by a decrease in stock-based compensation.

General and Administrative Expenses. Our general and administrative expenses for the year ended December 31, 2021 were $9,363,632, compared to $2,728,560 for the year ended December 31, 2020, providing an increase of $6,635,072 or 243%. The increase is primarily due to the increase in professional services which consists mainly of legal and other fees relating our anticipated uplisting, bad debts and salaries and related expenses.

Finance (Income) Expenses, Net. Our net finance expenses for the year ended December 31, 2021 was $30,339,520 compared to net finance expenses of $14,312,413 for the year ended December 31, 2020, providing an increase of $16,027,107 or 119%. The increase is primarily due to change in fair value of warrants liability, loss from extinguishment of loans from shareholders and amortization of discounts and accrued interest on convertible bridge loans.

Share in losses of affiliated company is accounted for under the equity method. Our share in losses of affiliated company accounted for under the equity method increased from $1,199,619 in 2020 to $1,658,452 in 2021, providing a decrease of $458,833 or 38%. This decrease was principally due to impairment of investment in affiliated companies.

Net Loss. Our net loss for the year ended December 31, 2021 was $43,314,134, compared to $29,772,633 for the year ended December 31, 2020, providing an increase of $13,541,501 or 45%. The increase is primarily due to the changes as mentioned above.

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

Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we elected to rely on other exemptions, including without limitation, (i) providing an auditor’s attestation report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis). These exemptions applied until the last day of the 2021 fiscal year (the end of the fifth year after the first sale of our ordinary shares pursuant to an effective registration statement under the Securities Act).

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

The table below presents our cash flows:

STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year ended December 31
	2021	2020
Cash flows from operating activities:
Net loss	(43,314)$	(29,773)$
Adjustments required to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	763	96
Impairment of property and equipment	485	-
Impairment of goodwill	1,545	-
Liability for minimum royalties	82	53
Interest and royalty expenses related to receivables financing facility	375	1,006
Stock-based compensation	1,234	2,612
Impairment of investment in affiliated company	1,658	2,718
Revaluation of investment in affiliated company to fair value	-	(1,623)
Impairment of intangible IPR&D, net of taxes	450	8,157
Expiration of call options to acquire potential acquire	-	3,000
Issuance of ordinary shares as part of joint ventures agreements	-	-
Share in losses of affiliated company	-	105
Modification of terms relating to straight loan transaction	88	-
Modification of convertible bridge loans transactions	-	(3,375)
Exchange differences relating to loans from shareholders	-	40
Change in fair value, amortization of discounts and accrued interest on convertible bridge loans	25,575	11,196
Amortization of discounts and accrued interest on straight loans	2,657	1,170
Issuance of shares as a settlement in excess of the carrying amount of financial liabilities	870	487
Change in fair value of derivative warrants liability and fair value of warrants expired	(301)	201
Change in fair value of liability related to conversion feature of convertible bridge loans	(2,180)	(355)
Increase in trade receivables	(2,076)	(537)
Increase in inventories	(1,066)	(378)
Decrease (increase) in other current assets	791	(385)
Increase in accounts payables	(100)	1,405
Increase (decrease) in deferred revenues	(844)	844
Increase in other current liabilities	2,106	778
Operating lease liabilities	(22)	778
Net cash used in operating activities	(11,224)	(2,558)

Cash flows from investing activities:
Purchase of property and equipment	(1,097)	(2,030)
Cash used in purchased of subsidiary consolidated for the first time	(2,426)	-
Purchase of intangible IPR&D	-	(450)
Investment in affiliated companies	-	(911)
Investment in other company	(1,183)	(225)
Net cash used in investing activities	(4,956)	(3,616)

Cash flows from financing activities:
Proceeds from Receivables financing facility and straight loans	2,486	2,617
Repayment of loans	(3,557)	(2,317)
Proceeds from issuance of units consisting of straight loans and stock warrants	-	2,033
Proceeds from issuance of units consisting of convertible bridge loans, stock warrants and shares, net	16,000	2,390
Proceeds from issuance of units consisting of ordinary shares and stock warrants	-	30
Proceeds from issuance of ordinary shares through equity line	255	2,339
Net cash provided by financing activities	15,184	7,092

Change in cash, cash equivalents and restricted cash	(746)	918
Cash, cash equivalents and restricted cash at beginning of year	935	17
Cash, cash equivalents and restricted cash at end of year	189	$935 $

Operating Activities

Net cash used in operating activities for the year ended December 31, 2021 was $11,224,000 compared to $2,558,000 in the year ended December 31, 2020. The increase in the cash flow used in operating activities in 2021 compared to 2020 is primarily due to increase from operating loss less stock-based compensation, share in losses of affiliated company, Impairment of goodwill, amortization of discounts and accrued interest on convertible bridge loans and change in fair value of derivative warrants liability plus change in fair value of liability related to conversion feature of convertible bridge loans, and increase in trade receivables and inventories.

Investing Activities

Net cash used in investing activities for the for the year ended December 31, 2021 was $4,956,000, compared to net cash used in the year ended December 31, 2020 of $3,616,000. The primary reason for the increase in investing activities was due to increase in in Cash used in purchased of Provista Diagnostics, Inc and in other companies offset by purchase on laboratory equipment by our U.S. subsidiaries.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2021 was $15,184,000 compared to net cash provided by financing activities for the year ended December 31, 2020 of $7,092,000. This increase is primarily due to a cash received from proceeds from issuance of units consisting of convertible bridge loans, stock warrants and shares, net offset by decrease in proceeds from issuance of units consisting of straight loans and stock warrants and proceeds from issuance of ordinary shares through equity line.

Current Outlook

We cannot assure that our cancer detection kits will be commercialized, work as indicated, or that they will receive regulatory approval and that we will earn revenues sufficient to support our operations or that we will ever be profitable. We also cannot assure that our Tollovir antiviral treatment for Covid-19 will ever receive regulatory approval or be profitable. Furthermore, since we have no committed source of financing, we cannot assure that we will be able to raise money as and when we need it to continue our operations. If we cannot raise funds as and when we need them, we may be required to curtail, or even to cease, our operations.

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

We are currently distributing COVID-19 testing kits and marketing and distributing Tollovid for the treatment of Covid-19 as a means of funding our operations.

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

We currently do not have any off-balance sheet arrangements.

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

TODOS MEDICAL LTD.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2021

TODOS MEDICAL LTD.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of TODOS MEDICAL LTD.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Todos Medical Ltd. and subsidiaries (the “Company”) as of December 31, 2021, the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1C to the financial statements, the Company has incurred net losses since its inception, and has not yet generated sufficient revenues to support its operations. As of December 31, 2021, there is an accumulated deficit of $90,595 and shareholders’ deficit of $24,212. These conditions, along with other matters as set forth in Note 1C, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Initial measurement of fair value of goodwill and intangible assets related to a business combination–

Description of the Matter -

The Company acquired a 100% interest in Provista Diagnostic, Inc as disclosed in Note 3 to the consolidated financial statements.

The allocation of the purchase price to the identified intangible assets acquired, was a matter of most significance to our current year audit due to the following: (i) the significant judgements made by management regarding the discount rate and forecast cash flows included in the valuation models and certain assumptions utilizing a probability weighted analysis of certain future events; (ii) the magnitude of the assets recognized in the Purchase Price Allocation (PPA) process.

The company performed a PPA for the acquisition with the assistance from an external valuation expert in order to value the identifiable assets and liabilities, and specifically in relation to the intangible assets acquired as part of the acquisition.

How We Addressed the Matter in Our Audit -

We obtained the report issued by the external valuation expert engaged by management to perform the PPA and to assist management with the identification of identifiable assets and liabilities in the respective business combinations. We assessed the competence, capabilities and objectivity of management’s external valuation expert. We made use of our valuation expertise and involved our valuation specialist to assess the asset identification process, the methodology adopted by management’s external valuation expert and the assumptions applied, which included the discount rate and forecast cashflows used in the models.

We evaluated management’s asset identification process, methodology and assumptions. We made use of our valuation expertise to recalculate the discount rates, taking into account independent data. We agreed the forecast cash flows included in the valuation models to supporting documentation such as budgets for the individual components within the Company. We also held discussions with management to understand the basis for the assumptions used and found the forecast. We tested the mathematical accuracy of the valuation model for the intangible assets acquired.

Goodwill Impairment Assessment-

Description of the Matter -

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of the reporting unit to its carrying value. The Company estimates fair value using the income method, which is based on the present value of estimated future cash flows attributable to the respective assets. This requires management to make significant estimates and assumptions related to forecasts of future net sales and earnings, including growth rates beyond a 10-year time period and discount rates. Changes in the assumptions could have a significant impact on either the fair value, the amount of any impairment charge, or both. The Company performed their annual impairment assessments of the Provista Diagnostic, Inc’s operations as of December 31, 2021. Because the carrying values exceeded their estimated fair values, impairment of the Goodwill was recorded. Management determines the fair value of the reporting unit using the income approach. The income approach is based on a discounted cash flow model. The discounted cash flow model requires the exercise of significant judgment, including judgments and assumptions about appropriate discount rates and revenue growth.

Auditing management’s goodwill impairment test of the reporting unit was complex and highly judgmental due to the estimation required by management in determining the fair value of the reporting unit. In particular, the fair value estimate was sensitive to significant assumptions, such as management’s cash flow projections, including revenue growth operation margin, terminal value and the discount rate, which are affected by expectations about future market and economic conditions.

How We Addressed the Matter in Our Audit -

To test the Company’s assessment of the goodwill impairment test, our audit procedures included, among others, evaluating the methodology used and testing the significant assumptions used by the Company in its analysis. We also performed sensitivity analyses of the significant assumptions, we evaluated management’s ability to accurately forecast net sales and earnings by comparing actual results to management’s historical forecasts and obtained appropriate explanations for the variances; examined management’s support for the current estimates and projections. We also involved our valuation specialist to assist in the evaluation of the Company’s valuation methods and certain significant assumptions.

Assessment of unrecognized tax benefits -

Description of the Matter -

As discussed in Note 23 to the consolidated financial statements, the Company operates in multiple tax jurisdictions in which differing interpretations of complex tax laws and regulations create uncertainty and necessitate the use of significant judgment in the determination of the Company’s unrecognized tax benefits related to carryforward losses and allocation of profits among various jurisdictions (“transfer pricing”). The nature of these activities can result in uncertainties in the estimation of the related tax exposures. In this regard, the Company uses significant judgment in (1) determining whether a tax position’s technical merits are more-likely-than-not to be sustained and (2) measuring the amount of tax benefit that qualifies for recognition. The Company initially recognizes and subsequently measures the unrecognized tax benefit in its consolidated financial statements when it is more likely than not that the position will be sustained upon examination by the tax authorities. Auditing the assessment of the technical merits and measurement of the Company’s unrecognized tax benefits is challenging because they can be complex, highly judgmental, and based on interpretations of tax laws and regulations.

How We Addressed the Matter in Our Audit -

We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Company’s process to assess the technical merits of its tax positions, as well as management’s process to measure the unrecognized tax benefits of those tax positions. We used our knowledge of and experience with how the income tax laws and regulations are applied to evaluate the Company’s accounting for its unrecognized tax benefits. We analyzed the assumptions and data used by the Company when it determined there are no amounts of tax benefits to recognize, and we tested the accuracy of those underlying calculations.

Evaluation of convertible debt with an embedded derivative liability and detachable warrants -

Description of the Matter -

As discussed in Notes 2Y through 2BB, 8, 10, 12 and 13 to the consolidated financial statements, upon initial recognition of Convertible loans, Convertible Notes and similar instruments issued with or without detachable warrants, the Company considers whether the embedded feature within the convertible instruments should be separated from the host instrument and the manner of its presentation and future measurement and weather warrants granted by the Company to lenders through convertible bridge loans and stock warrants transactions should be classified as a component of permanent equity or as derivative liabilities. The Company utilized a Monte Carlo model to value the derivative bifurcated liabilities, which estimates the fair value of the liabilities based upon certain assumptions utilizing a probability weighted analysis of certain future events. Other inputs into the model include, volatility, closing stock prices at various valuation points, and conversion prices as determined by the applicable agreements.

We identified the fair value of the derivative liability as a critical audit matter, as (i) the assumptions utilized in the model to value the derivative liability required judgement, and the model is inherently complex. (ii) the accounting for derivative liabilities is complex (iii) the magnitude of the liabilities and losses recognized in the estimation process.

How We Addressed the Matter in Our Audit -

The primary procedures we performed to address this critical audit matter involved the assistance of our valuation specialist and included the following: (i) we reviewed the qualifications of the valuation specialist utilized by the Company (ii) we audited the underlying inputs utilized by the valuation specialist in the model (iii) we evaluated the reasonableness of management’s assumptions included in the model (iv) we reviewed the underlying source documents to determine the proper accounting of the transactions (v) we tested the accuracy of those underlying calculations.

Yarel + Partners,

Certified Public Accountants

Tel Aviv, Israel

March 31, 2021

We have served as the Company’s auditor since 2021.

Report of Independent Registered Public Accounting Firm	Fahn Kanne & Co.
Board of Directors and Shareholders of Todos Medical Ltd.	Head Office
32 Hamasger Street
Tel-Aviv 6721118, ISRAEL
PO Box 36172, 6136101

T +972 3 7106666
F +972 3 7106660

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Todos Medical Ltd. and subsidiaries (the “Company”) as of December 31, 2020, the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

FAHN KANNE & CO. GRANT THORNTON ISRAEL

We served as the Company’s auditor from 2015 until June 23, 2021

Tel Aviv, Israel

April 21, 2021

TODOS MEDICAL LTD.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands except share and per share amounts)

		As of December 31,
	Note	2021	2020
ASSETS
Current assets:
Cash and cash equivalents		$189	$935
Trade receivables		2,520	378
Inventories		1,603	536
Other current assets	4	404	601
Total current assets		4,716	2,450

Non-current assets:
Investment in affiliated companies, net	5	40	745
Investment in other company	6	455	224
Property and equipment, net	7	2,045	1,999
Right of use asset arising from operating lease	11	143	-
Prepaid expenses		-	591
Goodwill	3	6,216	-
Intangible assets	3	1,500	-
Total non-current assets		10,399	3,559

Total assets		$15,115	$6,009

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Receivables financing facility, net		$-	$1,306
Loans, net	8	2,023	1,672
Accounts payable		2,276	1,640
Deferred revenues		-	844
Other current liabilities	9	4,284	2,316
Liability for minimum royalties		377	291
Total current liabilities		8,960	8,069

Non-current liabilities:
Convertible bridge loans, net	10	25,406	5,965
Derivative warrants liability, net	12	-	301
Fair value of bifurcated convertible feature of convertible bridge loans	13	4,182	2,500
Operating lease liability	11	141	-
Deferred taxes		315	-
Liability for minimum royalties		183	185
Other non-current liabilities		140	-
Total non-current liabilities		30,367	8,951

Commitments and contingent liabilities	14

Shareholders’ deficit:
Ordinary Shares of NIS 0.01 par value each:	15
Authorized: 5,000,000,000 and 1,000,000,000 shares at December 31, 2021 and 2020, respectively; Issued and outstanding: 975,644,432 shares and 376,335,802 shares at December 31, 2021 and 2020, respectively.		2,913	1,059
Redeemable Preferred shares: Authorized: 50,000 at December 31, 2021, non-issued.
Preferred B Shares: Authorized: 5,000 at December 31, 2021, non-issued.		-	-
Additional paid-in capital		63,470	35,211
Accumulated deficit		(90,595)	(47,281)
Total shareholders’ deficit		(24,212)	(11,011)

Total liabilities and shareholders’ deficit		$15,115	$6,009

The accompanying notes are an integral part of these consolidated financial statements.

TODOS MEDICAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands except share and per share amounts)

		Year ended December 31,
	Note	2021	2020

Revenues	24	$12,230	$5,207
Cost of revenues	17	(7,847)	(3,818)
Gross profit		4,383	1,389

Research and development expenses	18	(824)	(9,863)
Sales and marketing expenses	19	(3,481)	(3,058)
General and administrative expenses	20	(9,364)	(2,729)

Operating loss		(9,286)	(14,261)

Financing income (expenses), net	21	(30,340)	(14,312)
Impairment losses	5,7	(2,030)	-
Share in losses of affiliated companies	22	(1,658)	(1,200)

Net loss for the year		$(43,314)	$(29,773)

Basic and diluted net loss per share		$(0.06)	$(0.11)

Weighted average number of ordinary shares outstanding attributable to ordinary shareholders		679,574,516	259,176,541

The accompanying notes are an integral part of these consolidated financial statements.

TODOS MEDICAL LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(U.S. dollars in thousands except share and per share amounts)

	Ordinary shares		Additional		Total
	Shares	Amount	paid-in capital	Accumulated deficit	Shareholders’ deficit

Balance at December 31, 2019	103,573,795	$280	$10,979	$(17,508)	$(6,249)
Changes during the year ended December 31, 2020:
Issuance of ordinary shares as consideration for obtain control over affiliated company	67,599,796	193	5,891	-	6,084
Partial conversion of convertible bridge loans into ordinary shares	64,630,113	185	4,492	-	4,677
Classification of derivative warrants liability into equity as result of partial conversion of convertible bridge loans into ordinary shares	-	-	651	-	651
Issuance of ordinary shares and stock warrants upon modification of terms relating to convertible bridge loans transactions	1,688,415	5	562	-	567
Issuance of ordinary shares as commitment shares in exchange for equity line granted	5,812,500	16	466	-	482
Issuance of ordinary shares and stock warrants to lenders upon convertible bridge loans transactions	9,333,333	27	1,192	-	1,219
Issuance of ordinary shares as commitment shares in exchange for receivables financing facility	3,500,000	10	305	-	315
Exercise of warrants into ordinary shares on cashless basis	475,411	1	(1)	-	-
Issuance of ordinary shares through equity line	32,747,579	93	2,246	-	2,339
Issuance of units consist of ordinary shares (or fixed number of shares to be issued) and warrants	1,000,000	3	27	-	30
Amount related to fixed number of ordinary shares to be issued as contingent consideration	-	-	1,050	-	1,050
Issuance of ordinary shares as partial settlement of financial liability	14,550,000	42	975	-	1,017
Commitment for issuance of fixed number of ordinary shares to service providers	-	-	1,172	-	1,172
Commitment for issuance of fixed number of ordinary shares to officers and directors	-	-	624		624
Issuance of ordinary shares to service providers	11,864,001	40	720	-	760
Issuance of ordinary shares for call options to acquire potential acquire	48,708,185	139	2,861	-	3,000
Issuance of ordinary shares upon establishment of entities accounted for under equity method	10,852,674	25	943	-	968
Stock-based compensation to officers and directors	-	-	56	-	56
Net loss for the year	-	-	-	(29,773)	(29,773)
Balance at December 31, 2020	376,335,802	$1,059	$35,211	$(47,281)	$(11,011)

The accompanying notes are an integral part of these consolidated financial statements.

TODOS MEDICAL LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(U.S. dollars in thousands except share and per share amounts)

	Ordinary shares		Additional		Total
	Shares	Amount	paid-in capital	Accumulated deficit	Shareholders’ deficit

Balance at December 31, 2020	376,335,802	$1,059	$35,211	$(47,281)	$(11,011)
Changes during the year ended December 31, 2021:
Partial conversion of convertible bridge loans into ordinary shares	487,822,015	1,511	18,584	-	20,095
Issuance of ordinary shares as settlement of previous commitments	2,500,000	8	(8)	-	-
Issuance of ordinary shares upon modification of terms relating to convertible straight loan transaction	2,000,000	6	82	-	88
Issuance of stock warrants as part of convertible bridge loan received	-	-	5,422	-	5,422
Issuance of ordinary shares in exchange for equity line received	5,229,809	16	239	-	255
Issuance of ordinary shares as collateral for loan repayment	20,000,000	61	809	-	870
Issuance of ordinary shares or commitment for issuance of fixed number of ordinary shares to service providers	14,921,053	45	107	-	152
Commitment to issue shares in acquisition of subsidiary	-	-	1,699	-	1,699
Issuance of shares in acquisition of subsidiary	25,862,069	80	(80)	-	-
Issuance of ordinary shares as part of joint ventures agreements	39,473,684	122	328	-	450
Share based compensation for employees & directors	-	-	645	-	645
Share based compensation for service providers	1,500,000	5	432	-	437
Net loss for the year	-	-	-	(43,314)	(43,314)
Balance at December 31, 2021	975,644,432	$2,913	$63,470	$(90,595)	$(24,212)

The accompanying notes are an integral part of these consolidated financial statements.

TODOS MEDICAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Year ended December 31
	2021	2020
Cash flows from operating activities:
Net loss	$(43,314)	$(29,773)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	763	96
Impairment of property and equipment	485	-
Impairment of goodwill	1,545	-
Liability for minimum royalties	82	53
Interest and royalty expenses related to receivables financing facility	375	1,006
Stock-based compensation	1,234	2,612
Impairment of investment in affiliated company	1,658	2,718
Revaluation of investment in affiliated company to fair value	-	(1,623)
Impairment of intangible IPR&D, net of taxes	450	8,157
Expiration of call options to acquire potential acquire	-	3,000
Issuance of ordinary shares as part of joint ventures agreements	-	-
Share in losses of affiliated company	-	105
Modification of terms relating to straight loan transaction	88	-
Modification of convertible bridge loans transactions	-	(3,375)
Exchange differences relating to loans from shareholders	-	40
Change in fair value, amortization of discounts and accrued interest on convertible bridge loans	25,575	11,196
Amortization of discounts and accrued interest on straight loans	2,657	1,170
Issuance of shares as a settlement in excess of the carrying amount of financial liabilities	870	487
Change in fair value of derivative warrants liability and fair value of warrants expired	(301)	201
Change in fair value of liability related to conversion feature of convertible bridge loans	(2,180)	(355)
Increase in trade receivables	(2,076)	(537)
Increase in inventories	(1,066)	(378)
Decrease (increase) in other current assets	791	(385)
Increase in accounts payables	(100)	1,405
Increase (decrease) in deferred revenues	(844)	844
Increase in other current liabilities	2,106	778
Operating lease liabilities	(22)	-
Net cash used in operating activities	(11,224)	(2,558)

Cash flows from investing activities:
Purchase of property and equipment	(1,097)	(2,030)
Cash used in purchased of subsidiary consolidated for the first time	(2,426)	-
Purchase of intangible IPR&D	-	(450)
Investment in affiliated companies	-	(911)
Investment in other company	(1,183)	(225)
Net cash used in investing activities	(4,706)	(3,616)

Cash flows from financing activities:
Proceeds from Receivables financing facility and straight loans	2,486	2,617
Repayment of loans	(3,557)	(2,317)
Proceeds from issuance of units consisting of straight loans and stock warrants	-	2,033
Proceeds from issuance of units consisting of convertible bridge loans, stock warrants and shares, net	16,000	2,390
Proceeds from issuance of units consisting of ordinary shares and stock warrants	-	30
Proceeds from issuance of ordinary shares through equity line	255	2,339
Net cash provided by financing activities	15,184	7,092

Change in cash, cash equivalents and restricted cash	(746)	918
Cash, cash equivalents and restricted cash at beginning of year	935	17
Cash, cash equivalents and restricted cash at end of year	$189	$935

The accompanying notes are an integral part of these consolidated financial statements.

TODOS MEDICAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont.)

(U.S. dollars in thousands)

	Year ended December 31
	2021	2020
Supplemental disclosure of non-cash activities:
Conversion of loans from shareholders into ordinary shares and stock warrant	$-	$350
Partial conversion of convertible loans into ordinary shares	$20,095	-
Partial conversion of convertible loans and liability related to conversion feature of convertible bridge loans into ordinary shares	$-	$4,677
Fair value of derivative warrants liability and convertible bridge loans classified into equity in connection with convertible bridge loans converted	$-	$651
Issuance of ordinary shares as partial settlement of financial liability	$-	$530
Issuance of shares upon acquisition of an IPR&D	$-	$6,084
Issuance of ordinary shares as commitment shares in exchange for receivables financing facility granted	$-	$315
Issuance of ordinary shares as commitment shares in exchange for equity line granted	$-	$482
Investment in affiliated company by issuance shares and commitment for issued shares as contingent consideration and commitment for additional funding	$-	$2,657
Issuance of ordinary shares and stock warrants in exchange for convertible bridge loans granted	$-	$1,219

Cash used in purchased of subsidiary consolidated for the first time:

Net assets acquired	$168
Goodwill acquired	7,761
Intangible assets acquired	1,500
Consideration in convertible promissory note	(4,989)
Consideration in Shares	(1,699)
Deferred tax liability	(315)
Net cash used in purchase of subsidiary consolidated for the first time	$2,426

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

Additionally, commencing 2020, the Company through its U.S. subsidiary (Corona Diagnostics, LLC) has entered into several distribution agreements with other companies to distribute certain novel coronavirus (COVID-19) test kits. The agreements cover multiple international suppliers of PCR testing kits and related materials and supplies, as well as antibody testing kits from multiple third-party manufacturers after completing validation of said testing kits and supplies in certified laboratory in the United States. Additionally, upon completion of the Share Purchase Agreement for the purchase of Provista Diagnostics, Inc. (see Note 3 below), the Company, through Provista Diagnostics, Inc. provide diagnostic testing laboratory currently performing COVID-19 PCR testing, primarily for the medical and entertainment industries.

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

Revenues of the year ended December 31, 2021, resulted from sales of COVID-19 related products, testing kits and dietary supplement, Tollovid™ .. Through December 31, 2021, the Company has not yet generated any revenue from its developed cancer-screening tests TMB-1 and TMB-2 or LymPro Test™.

At an extraordinary general meeting of Company’s shareholders held on July 26, 2021, the shareholders voted to approve a reverse share split of the Company’s ordinary shares within a range of 1:2 to 1:500, to be effective at the ratio and on a date to be determined by the Board of Directors of the Company (the “Reverse Split”). Although Company’s shareholders approved the Reverse Split, all per share amounts and calculations in this annual report on Form 10-K and the accompanying financial statements do not reflect the effects of the Reverse Split, as the Board of Directors has not determined the ratio or the effective date of the Reverse Split. At its next general meeting, Todos’ shareholders will be asked to approve an extension of the deadline for the Reverse Split.

B.	Foreign operations

1.	Todos Medical (Singapore) Pte Ltd

On January 27, 2016, the Company incorporated a wholly owned subsidiary in Singapore under the name of Todos Medical (Singapore) Pte Ltd. (“Todos Singapore”) for the purpose of advancing clinical trials of the Company’s core technology for breast cancer in Southeast Asia. As of December 31, 2021, Todos Singapore has not yet commenced its business operations.

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

NOTE 1 - GENERAL (CONT.)

4.	Breakthrough Diagnostics, Inc.

On February 27, 2019, the Company entered into Shares Purchase and Assignment of License Agreement with Amarantus Bioscience Holdings, Inc. (“Amarantus”), under which the Company purchased 19.99% of the issued and outstanding common stock of Breakthrough Diagnostics, Inc. (“Breakthrough”) for entering into the field of early detection of Alzheimer’s disease. On July 28, 2020, the Company entered into Amendment No. 1 to the Shares Purchase and Assignment of License Agreement with Amarantus, pursuant to which the Company completed the purchasing of the remaining 80.01% of the issued and outstanding common stock of Breakthrough for consideration that was based on the Company’s shares. See also Note 5A.

At the Closing Date, Breakthrough was determined to be excluding substantive process as required under the definition of business in accordance with the provisions of ASC Topic 805 “Business Combination”. In addition, it was determined that the License represents IPR&D had no alternative future use and therefore the entire purchase price allocated to the acquired IPR&D was charged to expense at the acquisition date as part of “Research and Development expenses” line in operations in the accompanying consolidated statement of operations for the year ended December 31, 2020.

5.	Provista Diagnostics, Inc

On April 19, 2021, the Company entered into a Share Purchase Agreement (“SPA”) with Strategic Investment Holdings, LLC, Ascenda BioSciences LLC (“SIH”, “Ascenda” and together referring as “Sellers”, respectively) and Provista Diagnostics, Inc. (“Provista”). Ascenda was the sole owner of the outstanding securities of Provista and SIH is the sole owner of all the outstanding securities of Ascenda. Provista is a medical diagnostics company based in Alpharetta, Georgia that owns the intellectual property rights to the proprietary breast cancer blood test, Videssa®, and has a diagnostic testing laboratory currently performing COVID-19 PCR testing, primarily for the medical and entertainment industries. See also Note 3.

6.	Other entities

A.	In June 2020, the Company entered into agreement with NLC Pharma Ltd., under which Antigen COVID Test Killer was formed for the purpose of development diagnostic candidate Antigen Killer and product commercialize through the Company’s sales channels. See also Note 5B and Note 24 for subsequent events.

B.	In August 2020, the Company entered into agreement with Care GB Plus Ltd, under which Bio Imagery Ltd. (“Bio Imagery”) has been incorporated for the purpose of developing, marketing and commercializing the Products and all the Intellectual Property of the Company (“Todos Cancer Assets”) and to develop new Intellectual Property, products and services, and pursue the business based on the Todos Cancer Assets and on new intellectual property that will be developed by Bio Imagery. As of December 31, 2021, Bio Imagery has not yet commenced its business operations and the Company wrote off its investment in the amount of $618. See also Note 5C.

The Company and its entities herein considered as the “Group”.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 1 - GENERAL (CONT.)

C.	Going concern uncertainty

The Company has devoted substantially all of its efforts to research and development of its products and raising capital to fund this development. The development and commercialization of the Company’s products are expected to require substantial further expenditures. To date, the Company has not yet generated sufficient revenues from operations to support its activities, and therefore it is dependent upon external sources for financing its operations. Since inception through December 31, 2021, the Company has incurred accumulated losses of $90,595. As of December 31, 2021, the Company’s current liabilities exceed its current assets by $4,244, and there is a shareholders’ deficit of $24,212. The Company has generated negative operating cash flow for all periods. As of March 31, 2022 (date of approval of these financial statements), the total cash and cash equivalent balance (individual restricted cash) is approximately $31. Management has considered the significance of such condition in relation to the Company’s ability to meet its current obligations and to achieve its business targets and determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company plans to finance its operations through the sale of equity and to the extent available, short-term and long-term loans and also through revenues from sales of corona testing related products. There can be no assurance that the Company will succeed in obtaining the necessary financing to continue its operations as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The COVID-19 pandemic has created and may continue to create significant opportunity under the uncertainty in macroeconomic conditions, which may cause further demand for the Company’s core business related to PCR testing kits and related materials and supplies as already reflected by recognized revenues of $12,230 and $5,207 during the years ended December 31, 2021 and 2020, respectively, substantially all of which was generated after July 2020. However, the Company may face uncertainties around its estimates of revenue collectability and accounts receivable credit losses and its expectation to receive funds from external sources for financing its operations. The Company expects uncertainties around its key accounting estimates to continue to evolve depending on the duration and degree of impact associated with the COVID-19 pandemic. The Company estimates may change as new events occur and additional information emerges, and such changes are recognized or disclosed in the Company’s consolidated financial statements.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP).

A.	Use of estimates in the preparation of financial statements

The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of expenses during the reporting periods. Actual results could differ from those estimates. As applicable to these financial statements, the most significant estimates and assumptions include (i) identification of and measurement of financial instruments in funding transactions; (ii) Initial measurement of investment in affiliated companies and subsequent equity method implications; (iii) determination whether an acquired company or formed entities represents a ‘business’; (iv) determination whether acquired or formed entities are considered Variable Interest Entity (VIE) and if so, whether the Group is its Primary Beneficiary (PB) (v) deferred income taxes and (vi) measurement of the fair value of equity awards.

B.	Functional currency

The functional currency of the Company and all of its subsidiaries is the US dollar (“$” or “dollar”), as the dollar is the primary currency of the economic environment in which the Company and its subsidiaries have operated and expects to continue to operate in the foreseeable future. The Company’s operations are currently conducted in Israel and most of the Israeli expenses are currently paid in new Israeli shekels (“NIS”); however, most of the expenses are denominated and determined in dollar. Financing and investing activities including loans, equity transactions and cash investments, are made in dollar.

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

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

D.	Variable Interest Entities (Cont.)

Unconsolidated Variable Interest Entity

1.	The Company has determined that Antigen COVID Test Killer (“CATK”), 15%-held entity as of December 31, 2020, is considered a VIE, as CATK was formed to develop diagnostic candidate Antigen Killer and commercialize the product through the Company’s sales channels, as it does not have sufficient resources to carry out its principal activities without additional financial support (see also Note 5B).

The Company has determined that it is not the primary beneficiary of CATK due to the Company’s lacked the ability to direct the activities that most significantly impact the economic performance of CATK. However, the Company determined that it has the ability to exercise significant influence over CATK operations through its obligation to supply the investee financial support and accordingly, the investment is accounted for under the equity method.

2.	The Company has determined that Bio Imagery Ltd. (“Bio Imagery”), 33%-held entity as of December 31, 2020, is considered as VIE, as Bio Imagery was formed to (i) develop, market and commercialize the Company’s Products and all the Company’s Intellectual Property (“Todos Cancer Assets”) and (ii) develop new Intellectual Property, products and services, and peruse the business based on Todos Cancer Assets, as it does not have sufficient resources to carry out its principal activities without additional financial support (see also Note 5C).

The Company has determined that it is not the primary beneficiary of Bio Imagery as the Company lacked the ability to direct the activities that most significantly impact the economic performance of Bio Imagery. However, the Company determined that it has the ability to exercise significant influence over Bio Imagery operations through board representation and voting power and accordingly, the investment is accounted for under the equity method.

As of December 31, 2021, there were no consolidated variable interest entities.

E.	Cash and cash equivalents

Cash equivalents are short-term highly liquid investments which include short term bank deposits (up to three months from date of deposit), that are not restricted as to withdrawals or use that are readily convertible to cash with maturities of three months or less as of the date acquired.

F.	Allowance for doubtful accounts

The allowance for doubtful accounts is determined with respect to amounts the Group has determined to be doubtful of collection. In determining the allowance for doubtful accounts, the Company considers, among other things, its past experience with customers, the length of time that the balance is past due, the customer’s current ability to pay and available information about the credit risk on such customers. During the year ended December 31, 2021 and 2020, the Company recorded allowance in respect of accounts receivable in the amounts of $2,534 and $0, respectively.

G.	Inventories

Inventories consist of related equipment, reagents and testing supplies. Inventories are stated at the lower of cost or net realizable value. Cost of finished products is mainly determined on the basis of the moving average method. Other method which is utilized for determining the value of inventories is the moving average. The Group regularly reviews its inventories for obsolescence and other impairment risks and reserves are established when necessary.

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

The Company’s long-lived assets are reviewed for impairment in accordance with ASC 360, “Property, Plant and Equipment”, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. During the years end December 31, 2021 and 2020 the Company recorded $485 and $0, respectively, of impairment losses.

J.	Investment in other companies

Equity investments without readily determinable fair values are measured at cost, less impairment, and plus or minus subsequent adjustments for observable price changes. Periodic changes in the basis of these equity investments are reported in current earnings. In addition, at each reporting period a qualitative assessment is performed to identify impairment. When a qualitative assessment indicates an impairment exists, the Company estimates the fair value of the investment and recognize in current earnings an impairment loss equal to the difference between the fair value and the carrying amount of the equity investment. During the years ended December 31, 2021 and 2020, the Company has not incurred impairment losses.

K.	Investment in affiliated companies

Affiliated company is company held to the extent of 20% or more (which are not subsidiary), or company less than 20% held, which the Company can exercise significant influence over operating and financial policy of the affiliate.

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

When the affiliated company is not considered a business as no substantive process is identified, amounts allocated to any In-Process Research and Development (IPR&D) to be used in research and development projects which have been determined not to have an alternative future use are charged to expenses as of the acquisition date.

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

When the Company acquires net assets that do not constitute a business, as defined under ASU 2017-01 Business Combinations (Topic 805) Clarifying the Definition of a Business (such when there is no substantive process in the acquired entity), no goodwill is recognized and acquired In-Process Research and Development intangible asset (“IPR&D”) to be used in research and development projects which have been determined not to have alternative future use, is expensed immediately. Accordingly, when the purchase price (i.e. cash consideration, fair value of PHEI and the fair value of the equity interests issued) is fully attributed to such acquired IPR&D to be used in a research and development project which were determined not to have an alternative future use, the entire purchase price allocated to the acquired IPR&D and related deferred tax liability are charged to expense at the acquisition date as part of “Research and Development expenses” and “Tax benefit” lines, respectively, in operations in the accompanying consolidated statement of operations for the year ended December 31, 2020 (see also Note 5A3).

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

M.	Goodwill and intangible assets

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

Intangible assets with finite lives are amortized using the straight-line basis over their useful lives, to reflect the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up (See Note 3).

During the years end December 31, 2021 and 2020 the Company recorded $1,545 and $0, respectively, of impairment losses.

N.	Right to obtain control over affiliated company and right to acquire shares of other companies

The Company accounted for the right to obtain control over affiliated company and the right to acquire shares of other companies, as a non-current financial derivative asset according to the provisions of ASC 815-10, “Derivatives and Hedging - Overall” (“ASC 815-10”). Upon initial recognition and in subsequent periods such asset is measured at fair value by using the Black-Scholes Option Pricing Model, which requires inputs such as the underlying share asset value and share price volatility. These assumptions are reviewed on a regular basis and changes in the estimated fair value of the outstanding right to obtain control over affiliated company and the right to acquire shares of other companies were recognized each reporting period as part of in the “Share in Losses of Affiliated Company” line or “Finance Expenses” line, as applicable in operations in the accompanying consolidated statement of operations, until such rights are exercised or expired (see also Note 5A).

O.	Deferred income taxes

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

The Company accounts for uncertain tax positions in accordance with ASC Topic 740-10, which prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements. According to ASC Topic 740-10, tax positions must meet a more-likely-than-not recognition threshold. The Company’s accounting policy is to classify interest and penalties relating to uncertain tax positions under income taxes, however the Company did not recognize such items in its fiscal 2021 and 2020 financial statements and did not recognize any liability with respect to an unrecognized tax position in its balance sheets.

P.	Liability for employee rights upon retirement

The Company’s liability for severance pay to its Israeli employees is pursuant to Section 14 of the Israeli Severance Compensation Act, 1963 (“Section 14”), pursuant to which all the Company’s employees are included under Section 14, and are entitled only to monthly deposits, at a rate of 8.33% of their monthly salary, made in the employee’s name with insurance companies. Under Israeli employment law, payments in accordance with Section 14 release the Company from any future severance payments in respect of those employees. The fund is made available to the employee at the time the employer-employee relationship is terminated, regardless of cause of termination. The severance pay liabilities and deposits under Section 14 have been irrevocably transferred to the severance funds. As a result of the implementation of Section 14, as described above, the liability is covered by the amounts deposited, including accumulated income thereon, as well as by the unfunded provision.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Q.	Concentrations of credit risk

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

R.	Contingencies

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

S.	Leases

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02. The guidance establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. The Company determines if an arrangement is or contains a lease at contract inception.

The Company is a lessee in certain operating leases primarily for office space and transportation.. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities, and operating lease liabilities in our consolidated balance sheets.

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

The Company monitors for events or changes in circumstances that require a reassessment of one of its leases. When a reassessment results in the remeasurement of a lease liability, a corresponding adjustment is made to the carrying amount of the corresponding ROU asset unless doing so would reduce the carrying amount of the ROU asset to an amount less than zero. In that case, the amount of the adjustment that would result in a negative ROU asset balance is recorded in the statement of comprehensive loss.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

T.	Fair Value Measurements

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

U.	Research and development expenses

Research and development expenses are charged to operations as incurred.

V.	Royalty-bearing grants

Royalty-bearing grants from the Israeli Innovation Authority of the Ministry of Industry, Trade and Labor (the “IIA”) for funding approved research and development projects are recognized at the time the Company is entitled to such grants (i.e. at the time that there is reasonable assurance that the Company will comply with the conditions attached to the grant and that there is reasonable assurance that the grant will be received), on the basis of the costs incurred and reduce research and development costs (see also Note 14B1). The cumulative research and development grants received by the Company from inception through December 2021 and 2020, amounted to $272.

As of December 31, 2021, and 2021, the Company did not accrue for or pay any royalties to the IIA as no revenue related to the funded projects has yet been generated.

W.	Basic and diluted net loss per ordinary share

The Company computes net loss per share in accordance with ASC 260, “Earning per Share”, which requires presentation of both basic and diluted loss per share on the face of the statement of operations.

Basic net loss per ordinary share is computed by dividing the net loss for the period applicable to ordinary shareholders, by the weighted average number of ordinary shares outstanding during the period. Diluted loss per share gives effect to all potentially dilutive common shares outstanding during the year using the treasury stock method with respect to stock options and certain stock warrants and using the if-converted method with respect to convertible bridge loans and certain stock warrants. In computing diluted loss per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. During the years ended December 31, 2021 and 2020 the total weighted average number of ordinary shares related to outstanding stock options, stock warrants and convertible bridge loans excluded from the calculation of the diluted loss per share was 450,033,661 and 112,508,547, respectively.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

X.	Revenues recognition

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

When contract for the sale of goods or service includes option that provides the customer with free or discounted goods or services to be provided by the Company in the future, the company assess whether such right represent a material right. When it is determined that such right is considered to be material the Company accounts for such a promise as a separate performance obligation.

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

Generally, in cases in which the Company is primarily obligated in a transaction, is subject to risk, involved in the determination of the product (or the service) specifications, separately negotiates each revenue service agreement and has inventory risk, revenue is recorded on a gross basis.

Commencing 2020, the Company generated revenues from commercial sale of COVID-19 related equipment, reagents and testing supplies through sub-distribution agreement with unrelated distribution companies with clients who are seeking comprehensive testing solutions for return-to-work programs.

Deferred revenue includes unearned amounts received and amounts received from customers (mostly advances from customers for COVID-19 related products) but not yet recognized as revenues as the performance obligation has not been fulfilled by the Company.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Y.	Convertible Bridge Loans and Notes

Upon initial recognition of Convertible loans, Convertible Notes and similar instruments, the Company considers the provisions of ASC 815-40, “Derivatives and Hedging - Contracts in Entity’s Own Equity” (“ASC 815-40”) in order to determine whether the embedded conversion feature within the convertible instrument should be separated from the host instrument.

Host contract is not convertible upon issuance

When it is determined that the embedded conversion feature should not be bifurcated from the host instrument, as at the initial investment date the loan was considered as straight loan with maturity term which is under the control of the Company, the bridge loan was recognized based on the amount allocated as described in Note 2Z less the applicable issuance cost. The difference between the face value of the bridge loan to such allocated process (after allocation of the proceeds received to detachable freestanding financial instrument (i.e. detachable warrants) that were granted to lenders), represents a discount which is amortized as finance expense to profit or loss by using effective interest method over the term of the bridge loan until its stated maturity. Following the maturity date and subject to the Company’s discrete decision not to repay the loan for cash, the bridge loan became subject to the provision of ASC 480 “Distinguishing Liabilities from Equity” as it represents an obligation to issue a variable number of shares (share-settled obligation). Thus, upon the lapse of the Company’s right to repay the bridge loan for cash, the bridge loan is measured at fair value through profit or loss with changes presented within financing income or expense, as applicable.

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

When it is determined that the embedded conversion feature qualifies for equity classification (such when the embedded conversion option, if it were freestanding, does not qualify as a derivative in accordance with the provisions of ASC 815-10, “Derivatives and Hedging” since its terms did not require or permit net settlement or when the embedded conversion option is indexed to the company’s own stock), the conversion option is not bifurcated. When bifurcation is not required, the Company applies ASC 470-20, “Debt - Debt with Conversion and Other Options” (“ASC 470-20”) which clarifies the accounting for instruments with Beneficial Conversion Feature (BCF) or contingently adjustable conversion ratios, to determine whether the conversion feature is beneficial to the lender.

BCF was calculated by allocating the proceeds received to the convertible instrument and to any detachable freestanding financial instrument (such as detachable warrants) included in the transaction (or any other embedded feature that was required bifurcation from the host) and by measuring the intrinsic value of the conversion option based on the effective conversion price as a result of the allocated proceed. The intrinsic value of the conversion option, if any, is recorded as a discount with respect to the loan, with a corresponding amount credited directly to equity as additional paid-in capital. After the initial recognition, the discount is amortized as interest expense over the contractual term of the Loan (before its modification) by using the effective interest method.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Z.	Allocation of proceeds and related issuance costs

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

AA.	Stock Warrants

Certain warrants that were granted by the Company for lenders through convertible bridge loans transactions and stock warrants that were granted as result of modification of terms of certain convertible bridge loans transactions (see also Note 10) are classified as a component of permanent equity since they are freestanding financial instruments that are legally detachable and separately exercisable, do not embody an obligation for the Company to repurchase its own shares, and permit the holders to receive a fixed number of shares of common stock upon exercise for a fixed exercise price and thus, are considered as indexed to the Company’s own stock. In addition, the warrants must require physical settlement and may not provide any guarantee of value or return. Such warrants were initially recognized based on the allocation method described in Note 2X above as an increase to additional paid-in capital. When applicable, direct issuance expenses that were allocated to the above warrants were deducted from additional paid-in capital.

BB.	Derivative Warrants Liability

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

Certain warrants that were granted by the Company for lenders through convertible bridge loans transactions (see also Note 10) entitle the lenders to exercise the warrants for a variable number of shares and/or for a variable exercise price and thus the fixed-for-fixed criteria is not met. Accordingly, the warrants were classified as a non-current liability according to the provisions of ASC 815-40, “Derivatives and Hedging - Contracts in Entity’s Own Equity” (“ASC 815-40”). The Company accounted for these warrants as a financial derivative liability measured upon initial recognition and on subsequent periods at fair value by using the Black-Scholes Option Pricing Model.

The fair value of the aforesaid warrants derivative liability is estimated using the Black-Scholes Model which requires inputs such as the expected term of the warrants, share price volatility and risk-free interest rate. These assumptions are reviewed on a regular basis and changes in the estimated fair value of the outstanding warrants are recognized each reporting period as part of in the “Financing (income) expenses, net” line in operations in the accompanying consolidated statement of net loss, until such warrants are exercised or expired. When applicable, direct issuance expenses that were allocated to the above warrants were expensed as incurred.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

CC.	Stock-based compensation

The Company measures and recognizes the compensation expense for all equity-based payments to employees based on their estimated fair values in accordance with ASC 718, “Compensation-Stock Compensation”. Share-based payments including grants of share options are recognized in the statement of operations as an operating expense based on the fair value of the award at the grant date. The fair value of share options granted is estimated using the Black-Scholes option-pricing model. The inputs for the valuation analysis of the share options include several assumptions, of which the most significant are the expected stock price volatility and the expected option term. Expected volatility was calculated based upon historical volatility of peer companies in the same industry on weekly basis since the marketability of the Company is considered low. The expected option term represents the period that the Company’s stock options are expected to be outstanding and is determined based on the simplified method until sufficient historical exercise data will support using expected life assumptions. The risk-free interest rate is based on the yield from U.S. treasury bonds with an equivalent term. The expected dividend yield assumption is based on the Company’s historical experience and expectation of no future dividend payouts. The Company has historically not paid cash dividends and has no foreseeable plans to pay cash dividends in the future. The Company has expensed compensation costs, net of forfeitures as they occur, applying the accelerated vesting method, over the requisite service period or over the implicit service period when a performance condition affects the vesting, and it is considered probable that the performance condition will be achieved.

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

A modification to the terms and/or conditions of an award (i.e. a change of award’s fair value, vesting conditions or classification as an equity or a liability instrument) is accounted for as an exchange of the original award for a new award resulting in total compensation cost equal to the grant-date fair value of the original award, plus the incremental value of the modification to the award. The calculation of the incremental value is based on the excess of the fair value of the modified award based following the modification over the fair value of the original award measured immediately before its terms were modified.

DD.	Modifications or exchanges

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

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

EE.	Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

On January 1, 2021, the Company adopted Accounting Standards Update (ASU) No. 2020-01, Investments—Equity Securities (Topic 321), Investments— Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) (ASU 2020-01), which clarifies the interaction of the accounting for equity securities under Topic 321, the accounting for equity method investments in Topic 323, and the accounting for certain forward contracts and purchased options in Topic 815. The adoption of this new standard did not have a material impact on our consolidated financial statements..

On October 1, 2021, the Company early adopted ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), which simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments. This guidance also eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. The new standard was effective for us beginning January 1, 2022, with early adoption permitted. The adoption of this new standard did not have a material impact on our consolidated financial statements..

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes, eliminates certain exceptions to the general principles in Topic 740 and clarifies certain aspects of the current guidance to improve consistent application among reporting entities. ASU 2019-12 is effective for fiscal years beginning after December 15, 2021 and interim periods within annual periods beginning after December 15, 2022, though early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued. The Company is currently evaluating the effect the adoption of ASU 2019-12 will have on its consolidated financial statements.

Other new pronouncements issued but not effective as of December 31, 2021 are not expected to have a material impact on the Company’s consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASU 2021-08), which clarifies that an acquirer of a business should recognize and measure contract assets and contract liabilities in a business combination in accordance with Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (Topic 606). This guidance will be effective for us in the first quarter of 2023 on a prospective basis, with early adoption permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosure by Business Entities about Government Assistance (ASU 2021-10), which improves the transparency of government assistance received by most business entities by requiring the disclosure of:

the types of government assistance received; (2) the accounting for such assistance; and (3) the effect of the assistance on a business entity’s financial statements. This guidance will be effective for us in the year ended December 31, 2022, with early adoption permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

Other new pronouncements issued but not effective as of December 31, 2021 are not expected to have a material impact on the Company’s consolidated financial statements.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 3 – INVESTMENT PROVISTA DIAGNOSTIC, INC

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

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 3 – INVESTMENT PROVISTA DIAGNOSTIC, INC (continue)

6.	The Company’s obligation to deliver the Second Cash Payment and the Convertible Note to the Seller at the Second Closing shall be secured by the Provista Shares to be held and released in accordance with the Escrow Agreement and all of Provista’s assets (the “Assets”) pursuant to the terms of the Security Agreement.

7.	At the First Closing, the Sellers shall hold full right, title, and interest in and to the Cash Deposit, and the Todos Deposit Shares paid to the Sellers or their designees and/or assignees on the First Closing Date free and clear of all rights, liens and encumbrances, without limitation. Additionally, should the Company fail to deliver the Second Cash Payment and/or the Convertible Note by the Second Closing Date, the Escrow Agent shall return the Provista Shares to the Sellers, and the Sellers shall become the sole owners. The Company further agrees and understands that in the event that the Company fails to deliver the Second Cash Payment and/or the Convertible Note to the Sellers at the Second Closing, the Cash Deposit and the Todos Deposit Shares shall be the property of the Sellers, and the Sellers shall retain and hold full right, title, and interest in and be the sole owners of the Cash Deposit, the Todos Deposit Shares and 100% of the Provista Shares. In such an event, the Company will have absolutely no rights, claims or interest of any type in connection with the Provista Shares, Cash Deposit or Todos Deposit Shares or this transaction, regardless of any alleged conduct by Seller or anyone else. Further, in such event the Company irrevocably will be deemed to have canceled this Agreement and relinquished all rights in and to the Provista Shares, Cash Deposit and Todos Deposit Shares.

The consummation of the transactions contemplated by the SPA have been taken place as of April 19, 2021.

Purchase price allocation

1.	Non-refundable shares of its ordinary stock - As agreed in the SPA, the Company committed to issue non-refundable 29,296,875 ordinary stock, par value NIS 0.01. The fair value of the non-refundable shares was estimated as of the Closing Date based on the Company’s share price as quoted in the OTC as of the Closing Date at $1,699.

2.	The fair value of the convertible note was estimated by third party appraiser as weighted average of the two possible scenarios of the total loan amount conversion as of April 19, 2021, 90% probability for the Mandatory Conversion and 10% probability for the Optional / Maturity Conversion.

The Optional / Maturity Conversion was estimated by the appraiser using the Monte Carlo Simulation Model based on the following parameters:

April 19, 2021
Risk-free interest rate	0.54%
Expected term (years)	3.94
Volatility	164.02%
Share price	0.058
Conversion price	*
Fair value	$5,101

●	The lower of (i) 0.05 (ii) the volume weighted average price (VWAP) of the last 20 trading days for the Ordinary Stock as reported in the OTC market prior to the conversion.

The Mandatory Conversion was estimated by the appraiser using the Monte Carlo Simulation Model based on the following parameters:

April 19, 2021
Risk-free interest rate	0.54%
Expected term (years)	0.04
Volatility	112.1%
Share price	0.058
Conversion price	*
Fair value	$4,976

●	The lower of (i) 0.05 (ii) the volume weighted average price (VWAP) of the last 20 trading days for the Ordinary Stock as reported in the OTC market prior to the conversion.

The fair value of the convertible component was estimated by the third-party appraiser after giving effect to the weighted average of the two possible scenarios as of issuance dates was $4,989.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 3 – INVESTMENT PROVISTA DIAGNOSTIC, INC (continue)

The following table summarizes the total purchase price and purchase price allocation:

U.S. dollars in thousands
Unaudited

Cash payment	$2,500
Consideration in Shares	1,699
Fair value of convertible promissory note	4,989
Total purchase price	$9,188

Cash and cash equivalents	$73
Trade receivables	66
Property and equipment, net	183
Security deposit	3
Technology intangible asset (*)	1,500
Total identifiable assets	1,825

Accounts payable	(82)
Deferred tax liability	(315)
Due to related party	(1)
Total liability assumed	(398)

Total goodwill (**)	$7,761

(*)	Technology intangible asset is amortized using “Relief from Royalty” method over the expected future use (2031). During the year ended December 31, 2021, the Company has not recorded amortization expenses related to the intangible assets.
(**)	Goodwill is tested for impairment using a third party appraiser as of each balance sheet date. During the year ended December 31, 2021 the Company recorded $1,545 of impairment losses.

Unaudited pro forma results of operations for years ended December 31, 2021 and 2020 are included below as if the acquisition of the Provista’s business occurred on January 1, 2020. This summary of the unaudited pro forma results of operations is not necessarily indicative of what the Company’s results of operations would have been had the Provista Business been acquired at the beginning of 2020, nor does it purport to represent results of operations for any future periods.

	Year ended December 31,	Year ended December 31,
	2021	2020
	(unaudited)	(unaudited)
Revenues	$12,410	$5,164
Net loss	(40,671)	(17,603)
Basic and diluted net loss per share	(0.06)	(0.04)

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 4 - OTHER CURRENT ASSETS

	As of December 31,
	2021	2020
Governmental institutions	$31	$62
Prepaid expenses	373	539
	$404	$601

NOTE 5 - INVESTMENT IN AFFILIATD COMPANIES, NET

A.	Breakthrough Diagnostics, Inc.

1.	On February 27, 2019 (the “Effective Date”), following execution of the Convertible bridge loan transactions, the Company signed a Definitive Joint Venture Agreement (the “Joint Venture Agreement”) and closed the Joint Venture Transaction, pursuant to which the Company issued 19.99% of its outstanding ordinary shares to Amarantus Bioscience Holdings, Inc. (“Amarantus”), a biotechnology holding company, in exchange for 19.99% of Breakthrough Diagnostics, Inc., a wholly-owned subsidiary of Amarantus (“Breakthrough”), and Amarantus assigned to Breakthrough exclusive license to develop and commercialize the LymPro Test®, an immune-based neurodiagnostic blood test for the detection of Alzheimer’s disease (the “License”). The transaction was consummated as of February 27, 2019 (the “Closing Date”) in which the Company issued to Amarantus 17,986,999 ordinary shares (the “Equity Consideration”) valued at $2,518.

In addition, Amarantus granted the Company an exclusive option, in effect for 60-days from the Closing Date (the “Expiration Date”), to acquire the remaining 80.01% of Breakthrough Diagnostics in exchange for an additional 30.01% of the Company’s outstanding shares (the “Option Transaction”). Upon exercise of the Option Transaction, the Company would own 100% of the Subsidiary and Amarantus would own 49.99% of the Company. The Company was required to notify Amarantus in writing of its intention to exercise the Option, and the closing of the Option transaction shall take place within fourteen days of Amarantus’ receipt of such notice.

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

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 5 - INVESTMENT IN AFFILIATD COMPANIES, NET (CONT.)

A.	Breakthrough Diagnostics, Inc. (Cont.)

2.	The changes in Level 3 asset associated with Option Transaction to obtain control over affiliated company were measured at fair value on a recurring basis (until the option expiration).

The following tabular presentation reflects the Investment in affiliated company:

Investment in Affiliated Company
As of January 1, 2020	$(448)
Revaluation of investment in affiliated company to its fair value upon obtaining control	1,623
Amount classified to the cost of subsidiary in acquisition achieved in stages upon obtaining control	(1,623)
As of December 31, 2021 and 2020	$-

3.	In July 2020, the Company entered into Amendment No. 1 to the Joint Venture Agreement with Amarantus pursuant to which the parties agreed to amend the Joint Venture Agreement as follows:

A.	In exchange for the remaining 80.1% equity interest of Breakthrough, the Company will issue 49.9% of its ordinary shares (which including 19.9% ordinary shares that were already issued) based on the capitalization table of the Company on regular basis as of December 31, 2019. On July 16, 2020, the Company achieved control over Breakthrough by issuance of 67,599,796 ordinary shares to Amarantus valued at $6,084 (which reflected as additional 30.01% of the equity of the Company as of that date), representing the Company’s right to purchase the remaining 80.1% of the equity interest of Breakthrough (the “Equity Consideration”).

B.	Subject to the approval of the Company’s Board of Directors, Amarantus will be entitled to royalty fee in a rate of 10% from the gross profit of any products selling which are based on LymPro intellectual property (the “Royalty Fee”). During the period commencing the Completion Date through December 31, 2021, the Company has no obligation with respect to the aforesaid Royalty Fee as no revenues from the LymPro intellectual property were recognized.

C.	The Company will exercise its best efforts and diligence in developing and commercializing LymPro and in undertaking investigations and actions required to obtain regulatory approvals necessary to market LymPro. In the event the Company fails to use best efforts and due diligence as required, then Amarantus may, in its sole discretion terminate the LymPro license or convert the License from exclusive to non-exclusive. As of December 31, 2021, the License is still deemed as non-exclusive.

D.	The Company will pay to Amarantus an amount of $450 in cash (the “Cash Consideration”).

At the Completion Date, Breakthrough was determined to be excluding substantive process as required under the definition of business in accordance with the provisions of ASC Topic 805 “Business Combination”. Accordingly, the transaction was accounted for as an asset acquisition transaction.

At the Completion Date, management has chosen to remeasure its Previous Held Equity Interest (PHEI) in Breakthrough to its fair value immediately prior to the asset acquisition in total amount of $1,623 which was recorded as part of “Share in Losses of Affiliated Company” line. Consequently, the Company’s carrying amount of the PHEI at the Completion Date amounted to $1,623, along with the fair value of the equity consideration amounted to $6,084 and cash consideration paid amounted to $450 have been determined as cost to be allocated to the asset acquired (IPR&D), net of related deferred tax liability.

However, it was determined that the LymPro License represents IPR&D with no alternative future use. Consequently, the Company expensed immediately the entire purchase price allocated to the acquired IPR&D and related deferred tax liability amounted to $10,325 and $2,168 were charged to expense at the acquisition date as part of “Research and Development expenses” and “Tax benefit” lines, respectively, in operations in the accompanying consolidated statement of operations for the year ended December 31, 2020.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 5 - INVESTMENT IN AFFILIATD COMPANIES, NET (CONT.)

B.	Antigen COVID Test Killer

On June 14, 2020 (the “Effective Date”), the Company entered into joint venture agreement with NLC Pharma Ltd. (“NLC”) as was amended as of September 12, 2020, under which Antigen COVID Test Killer (the “CATK”) was formed for the purpose of development diagnostic candidate Antigen Killer (as defined below) and commercialize the product through the Company’s sales channels. Under the terms of the joint venture agreement the following have been determined between the parties:

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

CATK shall pay NLC a license fee to secure the exclusive license pursuant to the license agreement by issuing to NLC 80% of the equity of CATK upon execution of the license agreement.

2.	Contributions

A.	NLC shall grant an exclusive worldwide distribution rights to Antigen Killer via distribution agreement.

B.	The Company shall contribute capital for CATK up to amount of $1,550 to be used for development and clinical trials of the Covid Nutraceutical products owned by NLC (the “Funding Commitment”).

C.	The Company or NLC shall not be entitled to withdraw any of their capital contributions from CATK.

D.	Any grants received for the development, marketing and studies of Antigen Killer, shall be considered a contribution to CATK.

3.	Equity interest

A.	CATK’s equity shall be 10% owned by the Company, 80% owned by NLC and 10% shall be owned by Zegal and Ross Capital, LLC.

B.	Upon achieving milestone proof of concept that includes (i) conducting successful test within the environment and (ii) initiation of a multicenter clinical trial (the “Performance Milestone”), the Company shall acquire during a period of one year after achieving the Performance Milestone an additional 5% of CATK from NLC for a sum of $250 to be paid for in shares of the Company based on market value of the shares at the closing price of a day prior to share issuance. The Performance Milestone has been achieved at July 12, 2020, and 2,688,172 Company’s shares were issued to NLC.

C.	Upon gross sales of the product reaching to an amount of $20,000, the Company shall be obligated to purchase an additional 15% of CATK from NLC for a sum of $1,650 to be paid in cash or shares. If payment is made by shares, the share price will be calculated at the closing price of the Company’s shares on the day prior to closing (the “Contingent Consideration”).

D.	NLC shall maintain its right to develop, market and sell products derived from its technology as it relates to Viral Testing (excluding Covid-19) throughout the term of the agreement.

4.	Distributions

Distributions from CATK to the Company and NLC shall be made on a semi-annual basis in a percentage set opposite on the name of the Company and NLC.

5.	Marketing rights

NLC has marketing rights to use the Antigen Killer technology for all viruses and is legally free and clear to license the rights to Antigen Killer to CATK.

6.	Project supervision

All decisions in regard to the therapeutic candidate Antigen Killer, the hiring and firing of program and project managers and other contractors and certain consultants, selection of sites for clinical trial, pre-clinical trials and manufacturing, and sublicense and sales brokers, in the sole responsibility of NLC. However, any change to the budget of CATK must be approved by the Company.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 5 - INVESTMENT IN AFFILIATD COMPANIES, NET (CONT.)

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

The Company has determined that CATK is considered as VIE since CATK does not have sufficient resources to carry out its principal activities without additional financial support. In addition, the Company has determined that it is not the primary beneficiary of CATK due to the Company’s lacked to direct the activities that most significantly impact the economic performance of CATK. However, the Company determined that it has the ability to exercise significant influence over CATK operations through its liquidity resources and accordingly, the investment is accounted for under the equity method.

At the closing date the purchase price that was paid in investment in CATK is as follows:

Funding Commitment (*)	$1,550
Fair value of shares upon achieving Performance Milestone	250
Direct costs incurred (**)	100
Contingent Consideration (***)	1,050
Total consideration	$2,950

(*)	An amount of $911 out of the Funding commitment was wired through December 31, 2020 and the remaining funding commitment was wired during 2021.

(**)	Number of 2,164,502 shares of common stock have been issued as a finder fee in connection with the agreement (see also note 15B3).

(***)	Was determined by the management by using the assistance of third-party appraiser. As the Company’s obligation under such Contingent Consideration provision represent a potential liability to issue a fixed number of its common stock, the obligation was classified within shareholder deficit. The shares were issued on October 4, 2021 – see below.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 5 - INVESTMENT IN AFFILIATD COMPANIES, NET (CONT.)

B.	Antigen COVID Test Killer (Cont.)

At the Closing Date, CATK was determined to be excluding substantive process as required under the definition of business in accordance with the provisions of ASC Topic 805 “Business Combination”. In addition, it was determined that the License represents IPR&D with no alternative future use. Consequently, the Company expensed immediately the allocated amount to the investment in affiliated company in amount of $2,718. In addition, following the Closing Date and through December 31, 2020, an amount of $105 representing the Company’s share in the losses of CATK. Both amounts were recorded as part of “Share in Losses of Affiliated Company” line in operations in the accompanying consolidated statement of operations for the year ended December 31, 2020.

On October 4, 2021, and upon achieving market launch, the Company issued 39,473,684 shares of common stock to cover its Contingent Consideration as detailed above. The value of the shares was calculated on the share price on the closing date of the amendment at $1,500, and a results recorded additional $450 as part of financing expenses in the accompanying consolidated statement of operations for the year ended December 31, 2021.

C.	Bio Imagery Ltd.

In August 2020 (the “Effective Date”), the Company entered into an agreement with CARE GB Plus Ltd (“CARE GB”), under which the parties agreed conjointly to incorporate Bio Imagery Ltd. (“Bio Imagery”) for the purpose of developing, marketing and commercializing the Company’s Products and all the Company’s Intellectual Property (“Todos Cancer Assets”) and to develop new Intellectual Property, products and services, and peruse the business based on the Todos Cancer Assets and on the new intellectual property developed by Bio Imagery.

In addition, it was agreed inter alia that (i) interest in Bio Imagery shall be 67% owned and controlled by CARE GB and 33% owned and controlled by the Company; (ii) the Company will grant Bio Imagery an irrevocable, perpetual, worldwide license to distribute, market and sale of the Products and new products in Israel, Europe and Africa (the “Territories”). Distribution, marketing and sale in other Territories (except China) are authorized by the Company’s written and in advance approval; (iii) the Board of Managers will initially consist of five board members: three members shall be appointed by CARE GB and two members shall be appointed by the Company; (iv) Upon signing the agreement, the Company will issue Bio Imagery 6,000,000 restricted ordinary shares (locked up for a period of one year) for payment to different suppliers and developers. Any further cash expenses required for ongoing activities shall be borne by Care GB; (v) Care GB will grant up to 15% of its shares in Bio Imagery to senior executives in Bio Imagery, as a form in exchange for their work.

On November 2, 2020, the 6,000,000 ordinary shares have been issued by the Company valued at $618.

The Company has determined that Bio Imagery is considered as a VIE due to Bio Imagery does not have sufficient resources to carry out its principal activities without additional financial support. In addition, the Company has determined that it is not the primary beneficiary of Bio Imagery due to the Company’s lacked the ability to direct the activities that most significantly impact the economic performance of Bio Imagery.

However, the Company determined that it has the ability to exercise significant influence over Bio Imagery operations through board representation and voting power and accordingly, the investment is accounted for under the equity method. Consequently, as of December 31, 2020 the Company’s investment in Bio Imagery has amounted to $618, representing the above issuance of 6,000,000 ordinary shares multiply by the Company’s share price at issuance date. Moreover, through December 31, 2021, Bio Imagery has not yet commenced its business operations, consequently the entire investment amounting to $618 was written off.

NOTE 6 - INVESTMENT IN OTHER COMPANY

On August 14, 2020, Todos Singapore entered into subscription agreement with Pathnova Laboratories PTE Ltd (“Pathnova”) under which Todos Singapore has agreed to invest in Pathnova up to SGD3,000 based on the investment payments schedule as determined in the subscription agreement, for subscribing up to 4,615,385 subscription shares of Pathnova.

On December 31, 2020, 461,538 ordinary shares of Pathnova have been issued to Todos Singapore for total investment amount of SGD300 (approximately $224), representing percentage shareholding of 4.38% on regular basis. On January 25, 2021, additional 461,539 ordinary shares of Pathnova have been issued to Todos Singapore for total investment amount of SGD300 (approximately $231), representing percentage shareholding of additional 4.38% on regular basis.

Management has determined that its holding in Pathnova does not entitle the Company significant influence over Pathnova and accordingly the Company accounted for its investment in Pathnova in accordance with the provisions of ASC Topic 321 “Investment-Equity Securities”, as equity investment without readily determinable fair value.

The following tabular presentation reflects the Investment in other company:

Investment in other Company
As of January 1, 2020	$-
Issuance of shares as investment in Equity Securities	224
As of December 31, 2020	$224
Cash investment	231
As of December 31, 2021	$455

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 7 - PROPERTY AND EQUIPMENT, NET

	As of December 31,
	2021	2020
Laboratory equipment and others	$3,514	$2,180
Computers	10	8
Vehicle	5	5
Furniture and equipment	27	15
	3,556	2,208
Less - accumulated depreciation	(1,026)	(209)
Less- Impairment of property and equipment	(485)	-
Total property and equipment, net	$2,045	$1,999

Total depreciation expenses for the years ended December 31 ,2021 and 2021 were $817 and $96, respectively.

Impairment losses for the years ended December 31 ,2021 and 2021 were $485 and $0, respectively.

NOTE 8 - LOANS, NET

A.	The following tabular presentation reflects the reconciliation of the carrying amount of straight loans and similar instruments during the year ended December 31, 2021 and 2020:

	As of December 31,
	2021	2020
Opening balance	$1,672	$113
Plus: Net consideration received	2,486	2,035
Less: Principal amounts paid	(1,614)	-
Less: Conversions into shares	(2,810)	-
Less: Fair value of detachable instruments accounted for as equity component	-	(461)
Plus: Amortization of discounts and accrued interest expenses	3,453	1,170
Less: straight loans reclassified to convertible loans upon change of terms (*)	(1,164)	(1,185)
Closing balance	$2,023	$1,672

(*)	loans that have been reclassified to convertible bridge loans upon default events in which the Company has not paid the net principal amount at the stated maturity date.

B.	Secured Convertible Equipment Loan Agreements

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

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 8 - LOANS, NET (continue)

in March 2021, the Company entered into First Amendment (the “Amendment”) to the Secured Convertible Equipment Loan Agreement, under which the parties agreed as follows:

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

As of December 31, 2020, the Aggregate Loan Principal Amount amounted to $580, which represented discount amortization expenses of $130 and was recorded as part of “Finance Expenses” line in operations in the accompanying consolidated statement of operations for the year ended December 31, 2020.

In March 2021, the Company entered into First Amendment to Secured Convertible Equipment Loan Agreement (the “Amendment”), under which the parties agreed (i) on or before May 1, 2021, the Company shall repay to the lender the Aggregate Loan Principal Amount of $450 in cash, without interest, (ii) on or before May 1, 2021, the Company shall repay to the lender, or contribute to a charity designated by the lender, the original initial discount in the amount of $320, plus an additional $100 as compensation for the lender agreeing to postpone repayment of the Aggregate Principal Amount and (iii) upon the execution of the Amendment, the Company shall issue to the lender, or contribute to a charity designated by the lender, 2,000,000 restricted ordinary shares of the Company, nominal value NIS 0.0001 per share with fair value of $88, as additional compensation to the lender for its agreement to defer repayment of the Aggregate Loan Principal Amount.

The management has determined mainly based on the qualitative terms of the amendment that the terms of the amended instruments considered as substantially different. Consequently, the original convertible bridge loans were derecognized, the new loans were initially recorded at fair value as current financial liability and the shares were initially recorded at fair value as an increase of additional paid-in capital. As of December 31, 2021, the loan was repaid in full. Consequently, the Company recorded expenses amounting to $378 as part of the “finance expenses” line in operations in the accompanying consolidated statement of operations for the year ended December 31, 2021.

C.	On November 4, 2020 (the “Effective Date”), the Company entered into Secured Convertible Equipment Loan Agreement with a private lender (the “Lender”), whereby at the Effective Date and for the purpose for purchasing certain two Liquid Handler Machines to be placed in the laboratory of a Company’s client, the Company received from the Lender a net cash amount of $750 which is including an original issue discount at the rate of 40% valued at $500, representing a face value of $1,250 for the loan (the “Aggregate Loan Principal Amount”).

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

As of December 31, 2020, the Aggregate Loan Amount amounted to $954, which represented discount amortization expenses of $204 as was recorded as part of “Finance Expenses” line in operations in the accompanying consolidated statement of operations for the year ended December 31, 2020.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 8 - LOANS, NET (continue)

As of December 31, 2021, upon the occurrence of an Event of Default in which the Note was not repaid before or at the Maturity Date, the loan become subject to the provisions of ASC 480, “Distinguishing Liabilities and Equity” as it become an obligation that will be settled by issuance of a variable number of shares (stock settle obligation) and as such is measured at fair value through profit or loss. Consequently, the Company recorded expenses amounted to $4,306 related to remeasurement of the Loan as part of the “finance expenses” line in operations in the accompanying consolidated statement of operations for the year ended December 31, 2021.

During 2021, the Company issued the Lender 178,525,619 ordinary shares of the Company valued at $4,282 as a result of the default event and recorded additional expenses amounted to $2,983 related to remeasurement of the Loan as part of the “finance expenses” line in operations in the accompanying consolidated statement of operations for the year ended December 31, 2021.

As of December 31, 2021, the Aggregate Loan Amount was $2,997.

D.	Secured Promissory Note

On July 19, 2021, the Company entered into Secured Promissory Note (the “Note”) with a lender (the “Lender”), pursuant to which the Company has agreed to issue a Note to the Lender in the principal amount of $1,666,666 for proceeds of $1,000,000 (the “Transaction”). The Note has a maturity date of 180 days from the date of issuance.

As of December 31, 2021 the balance of the loan was estimated at $1,597. The Company recorded expenses amounting to $597 as part of the “finance expenses” line in operations in the accompanying consolidated statement of operations for the year ended December 31, 2021.

E.	Revenue Purchase Agreement

On December 22, 2020, Corona Diagnostics entered into revenue purchase agreement with a private lender (the “Lender”), under which, the Company will sell, assign and transfer to Lender (making the Lender the absolute owner) in consideration of the Purchase Price of $138, the Purchased Percentage at a rate of 7% of all of the Company’s future accounts, contract rights and other entitlements arising from or relating to the payment of monies from the Company’s customers’ and/or other third party payors, for the payments due to the Company as a result of the Company’s sale of goods and/or services (the “Transactions”) until the Purchased Amount has been delivered by or on behalf of the Company to Lender. The revenue purchase agreement shall remain in full force and effect until the entire Purchased Amount and any other amounts due are received by Lender as per the terms of the revenue purchase agreement. During 2021 the Company repaid the loan in full.

F.	Assignment of Receivable Agreements

During the year ended December 31, 2021, Corona Diagnostics (the “Assignor”) entered into several Assignment of Receivable Agreements under which the Assignor assigned to the Assignee all of its right, title and interest in portion of receivable related to invoices for certain purchase orders with a discount in a rate of 10%. The Assignor is obligated to repurchase the PO in the event that payment is not received by the Assignee within 60-days period from the singing of the Assignment of Receivable Agreements.

During the year ended December 31, 2021, the Assignor received total amount of $1,485 under the Assignment of Receivable Agreements and repaid $592. In addition, the Company incurred finance expenses with respect to the applicable discount Interest under the Assignment of Receivable Agreements amounted to $152. As of December 31, 2021, an amounts of $426 has not been repaid.

On June 19, 2020, the Company and its subsidiaries, Todos Medical USA and Corona Diagnostics, LLC (“Corona”) entered into a Receivables Financing Agreement with Toledo Advisors, LLC (“Toledo”) for up to $25,000 in a revolving receivables financing facility (the “Facility”). The availability of the Facility shall terminate on the earlier of June 19, 2025 and the date on which more than $25,000 has been advanced. The financing is secured by all of the assets of the Company’s wholly-owned subsidiary Todos Medical USA, Inc. In addition, Todos Medical USA pledged all of the outstanding equity of Corona to the Lender. The initial draw under the Facility was on June 19, 2020 for $165 which was due on the earlier to occur of (i) ninety days following the date the draw was made by the Lender and (ii) the date the receivable, for which the draw was made, is paid. The Facility has since been repaid as of December 31, 2020. In November 2020, the parties agreed to amend the Facility to reduce the cost of funding to Todos Medical USA, and to make the relationship between Corona and Toledo nonexclusive in exchange for Toledo being granted a percentage of Corona’s revenues from diagnostic testing. See also note 14B6.

NOTE 9 - OTHER CURRENT LIABILITIES

	As of December 31,
	2021	2020
Accrued payroll and related taxes	$208	$140
Provision for vacation	67	50
Management and directors	1,752	230
Accrued expenses and other accounts payables	2,257	1,896
	$4,284	$2,316

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 10 - CONVERTIBLE BRIDGE LOANS, NET

A.	The following tabular presentation reflects the reconciliation of the carrying amount of the convertible bridge loans, notes and similar instruments during the year ended December 31, 2021 and 2020:

	As of December 31,
	2021	2020
Opening balance	$5,965	$3,427
Plus: Net cash consideration received	16,000	2,390
Plus: Consideration in purchase of subsidiary	4,989	-
Less: Repayments of convertible bridge loans	(1,027)	-
Less: Recognition of liability related to conversion feature of convertible bridge loans	(7,420)	(2,893)
Less: Fair value of detachable instruments accounted for as equity component	(5,422)	(758)
Plus: Changes in terms of straight loans to convertible loans	1,164	1,185
Less: Partial conversion of convertible bridge loans into equity	(17,111)	(4,639)
Less: Modification of convertible bridge loans transactions	3,384	(3,375)
Less: Issuance of shares as collateral as result of repayment default	(870)	-
Plus: Amortization of discounts and accrued interest expenses	7,335	1,655
Plus: Change in fair value of convertible bridge loans	18,419	8,973
Closing balance	$25,406	$5,965

During the year ended December 31, 2021, Principal Amount and unpaid Interest in total amount of $17,111 have been converted into 379,378,296 Ordinary shares.

During the year ended December 31, 2020, Principal Amount and unpaid Interest in total amount of $4,639 have been converted into 64,630,113 Ordinary shares.

B.	During the years ended December 31, 2019 and 2018, the Company entered into certain Convertible Bridge Loan Agreements (the “2019 and 2018 Loan Agreements”), under which the Company obtained an aggregate net cash amount of $1,443 and $27, respectively, (which represented 90% of the gross Principal Amount of the loans) (the “Net Principal Amount”) from several private lenders (the “Lenders”).

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

C.	Amendments to 2019 and 2018 Loan Agreements:

1.	On January 9, 2020, the Company entered into second amendment to the 2019 and 2018 Loan Agreements with one of the lenders whereby it was determined to extend the Amended Maturity Date of applicable Note until March 31, 2020 and the Company shall not be deemed to have been in default due to it not having repaid the Loan Principal and Interest by the original maturity date unless the Company does not obtain additional bridge financing in an amount no less than the aforesaid Additional Bridge on or before January 31, 2019 (the “Second Amended Maturity Date”). The amended term were as follows: (i) the conversion feature of the applicable Note and accrued Interest prior to the Amended Maturity Date was waived by the lender (ii) the Principal Amount shall be amended by increasing from $101 to $127 and (iii) the Company issued the lender 1,000,000 stock warrants to purchase the same number of ordinary shares, at an exercise price equal to $0.10 per stock warrant at any time commencing the issuance date and up to five years thereafter (the “Fourth Warrant”).

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 10 - CONVERTIBLE BRIDGE LOANS, NET (Cont.)

D.	Amendments to 2019 and 2018 Loan Agreements:

2.	On February 20, 2020, the Company entered into Convertible Note Extension Agreements (the “Amendments”) with certain institutional investors who participated in the Company’s 2019 and 2018 Loan Agreements, under which it was agreed to extend the maturity of those notes to August 14, 2020 (the “Amended Maturity Date”). The institutional investors shall not be entitled to convert the Loan Principal plus Interest prior to the Amended Maturity Date, unless such conversion is either (i) at the Fixed Conversion Price as defined in the Amendments or (ii) upon an event of default in which case the Maturity Date shall be accelerated and the Note shall be convertible at the Alternate Conversion Price as defined in the Amendments.

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

3.	On September 1, 2020, the Company entered into Amendment No. 2 to the 2019 and 2018 Loan Agreements (the “Amendment”) with certain lenders whereby it was determined to (i) reextend the Original Maturity Date of applicable Note until October 15, 2020 (the “Second Amended Maturity Date”) and (ii) the Note shall accrue interest at the rate of 15% per annum, accruing on the outstanding Loan Principal from and after the Original Maturity Date, through and including the date the Note is paid in full. All accrued interest shall be due on the Second Amended Maturity Date. Upon occurrence and continuation of an Event of Default, the interest rate on the Note shall be at the rate of 20% per annum.

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

As of December 31, 2021, the above loans were converted or repaid. The Company recorded $619 income as part of “Finance Expenses” line in operations in the accompanying consolidated statement of operations for the year ended December 31, 2021.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 10 - CONVERTIBLE BRIDGE LOANS, NET (Cont.)

E.	During the three months period ended March 31, 2020, the Company entered into certain Convertible Bridge Loan Agreements (the “March 2020 Loan Agreements”), under which the Company obtained an aggregate net cash amount of $697 (which representing 70% of the gross Principal Amount of the loans) (the “Net Principal Amount”) from several private lenders (the “Lenders”).

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

Furthermore, in subsequent periods, the Note instrument is accounted for using the effective interest method over the term of the loan, until its stated maturity. Due to the Company discrete decision not to repay the loan for cash), the loan became subject to the provisions of ASC 480, “Distinguishing Liabilities and Equity” as it became an obligation that will be settled by issuance of a variable number of shares (stock settle obligation) and as such is measured at fair value through profit or loss. Consequently, the Company recorded expenses amounted to $1,985 and $756 related to remeasurement of the Note and the discount amortization of the Note as part of the “finance expenses” line in operations in the accompanying consolidated statement of operations for the year ended December 31, 2020. During the year ended December 31, 2021 the Company recorded expenses amounted to $81 as part of the “finance expenses” line in operations in the accompanying consolidated statement of operations.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 10 - CONVERTIBLE BRIDGE LOANS, NET (Cont.)

F.	Amendments to March 2020 Loan Agreements:

1.	During the three months period ended June 30 2020, the Company entered into amendment to March 2020 Loan Agreements with one of the lenders whereby it was determined to extend the original Maturity Date of applicable Note by another 90-days from the original Maturity Date (the “Amended Maturity Date”) in exchange for (i) waiver of the conversion feature of the applicable Note and accrued Interest prior to the Amended Maturity Date and (ii) issuance of 720,000 shares of restricted common stock.

2.	During the three months period ended June 30 2020, the Company entered into amendment to March 2020 Loan Agreements with the other lenders whereby it was determined to extend the maturity date of applicable Notes by another 90-days from the original Maturity Date (the “Amended Maturity Date”). The amended term were as follows: (i) the conversion feature of the applicable Principal Amount and accrued Interest prior to the Amended Maturity Date was waived by the lenders, but the lenders shall be entitled to conversion only until a reverse split in the Company’s shares, and thereafter will be redeemed at the Nasdaq listing or at the Amended Maturity Date, whichever is first. If a Nasdaq listing occurs prior to the Amended Maturity Date, the Company will redeem the outstanding note. If a Nasdaq listing does not happen by the Amended Maturity Date, the lender will be entitled to convert or request redemption at its option; (ii) the Company will pay in cash to lenders 10% of the outstanding balance of the note within 25 days from the amendment date and 10% of the outstanding balance in equity in consideration for the extension of the loan and (iii) the Third Warrants will be cashless exercised upon the Company listing its ordinary shares on the Nasdaq.

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

G.	On April 24, 2020, the Company entered into a Securities Purchase Agreement for issuance of Convertible Redeemable Note (“Note”), under which the Company received net cash of $200 (which representing 20% of the gross Principal Amount of the note) from several private lenders (the “Lenders”).

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

The balance of the loan as of December 31, 2021 and 2020 amounted to $162 and $89, respectively. The Company recorded (income) expenses amounted to ($60) and $81 related to remeasurement of the embedded conversion feature and the discount amortization of the host loan instrument as part of the “finance expenses” line in operations in the accompanying consolidated statement of operations for the year ended December 31, 2020. During the year ended December 31, 2021 the Company recorded expenses amounted to $(66) and $71 related to remeasurement of the embedded conversion feature and the discount amortization of the host loan instrument as part of the “finance expenses” line in operations in the accompanying consolidated statement of operations

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 10 - CONVERTIBLE BRIDGE LOANS, NET (Cont.)

H.	On June 12, 2020 (the “Issuance Date”), the Company entered into a Securities Purchase Agreement for issuance of Convertible Redeemable Note (“Note”), under which the Company received net cash of $50 (which representing 84% of the gross Principal Amount of the note) from a private lender (the “Lender”).

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

The balance of the loan as of December 31, 2021 and 2020 amounted to $0 and $10, respectively. The Company recorded expenses amounted to $10 and $9 related to remeasurement of the embedded conversion feature and the discount amortization of the host loan instrument as part of the “finance expenses” line in operations in the accompanying consolidated statement of operations for the year ended December 31, 2020.

During the year ended December 31, 2021 the Company recorded expenses amounted to $(37) and $3 related to remeasurement of the embedded conversion feature and the discount amortization of the host loan instrument as part of the “finance expenses” line in operations in the accompanying consolidated statement of operations

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 10 - CONVERTIBLE BRIDGE LOANS, NET (Cont.)

I.	On June 15, 2020 (the “Issuance Date”), the Company entered into a Securities Purchase Agreement for issuance of Convertible Redeemable Note (“Note”), under which the Company received net cash of $315 (which representing 84% of the gross Principal Amount of the note) from a private lender (the “Lender”).

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

The balance of the loan as of December 31, 2020 amounted to $24. During 2021 the loan was fully converted into 23,803,446 share of common stock of the Company. The Company recorded expenses amounted to $173 and $23 related to remeasurement of the embedded conversion feature and the discount amortization of the host loan instrument as part of the “finance expenses” line in operations in the accompanying consolidated statement of operations for the year ended December 31, 2020.

During the year ended December 31, 2021 the Company recorded expenses amounted to $68 and $659 related to remeasurement of the embedded conversion feature and the discount amortization of the host loan instrument as part of the “finance expenses” line in operations in the accompanying consolidated statement of operations.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 10 - CONVERTIBLE BRIDGE LOANS, NET (Cont.)

J.	In June and July 2020, the Company entered into a Securities Purchase Agreement for issuance of Convertible Redeemable Note (“Note”), under which the Company received net cash of $300 (which representing 75% of the gross Principal Amount of the note) from two private lenders (the “Lenders”).

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

As of December 31, 2020, upon the occurrence of an Event of Default in which the Note was not repaid before or at the Maturity Date (due to the Company discrete decision not to repay the loan for cash), the loan become subject to the provisions of ASC 480, “Distinguishing Liabilities and Equity” as it become an obligation that will be settled by issuance of a variable number of shares (stock settle obligation) and as such is measured at fair value through profit or loss. Consequently, the Company recorded expenses amounted to $723 and ($359) related to remeasurement of the Note and its embedded conversion feature as part of the “finance expenses” line in operations in the accompanying consolidated statement of operations for the year ended December 31, 2020.

The balance of the loan as of December 31, 2021 and 2020 amounted to $539 and $724, respectively During the year ended December 31, 2021 the Company recorded income amounted to $(74) related to discount amortization of the host loan instrument as part of the “finance expenses” line in operations in the accompanying consolidated statement of operations.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 10 - CONVERTIBLE BRIDGE LOANS, NET (Cont.)

K.	In July 2020, the Company entered into a Securities Purchase Agreement with institutional and high net worth investors (the “July 2020 Loan Agreements” and “Lenders”, respectively), under which the Company agreed to issue to the Lenders secured promissory convertible notes in an aggregate principal amount of $1,881 (the “Convertible Note”). The Company received net cash of $1,350 (which representing 71.8% of the gross Principal Amount of the note) from the Lenders. The Convertible Note bears interest at a flat rate of 2% (the “Interest”) and have a maturity date of 6-months period after receipt of the Loans funds (the “Maturity Date”). At Maturity Date the Company may pay the lender the loan principal and accrued interest in cash or at the option of the lender in shares of the Company.

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

The Company also entered into a Security Agreement with one of the lenders under which the Company granted a security interest to the lender in all equipment now existing or hereafter arising or acquired (see also Note 10K). The Company also issued the Lenders an amount of 7,333,333 shares as a commitment fee (the “Commitment Shares”) and an additional 2,000,000 shares as a diligence fee (the “Diligence Shares”) to one of the Lenders.

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

(U.S. dollars in thousands)

NOTE 10 - CONVERTIBLE BRIDGE LOANS, NET (Cont.)

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

The balance of the loans as of December 31, 2021 and 2020 amounted to $899 and $1,664, respectively. The Company recorded expenses amounted to $(66) and $1,991 related to remeasurement of the embedded conversion feature and the discount amortization of the host loan instrument as part of the “finance expenses” line in operations in the accompanying consolidated statement of operations for the year ended December 31, 2020. During the year ended December 31, 2021 the Company recorded expenses amounted to $0 and $4,030 related to remeasurement of the embedded conversion feature and the discount amortization of the host loan instrument as part of the “finance expenses” line in operations in the accompanying consolidated statement of operations.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 10 - CONVERTIBLE BRIDGE LOANS, NET (Cont.)

L.	On August 21, 2020, the Company entered into a Securities Purchase Agreement for issuance of Convertible Promissory Note (“Note”), under which the Company received net cash of $175 (which representing 30% of the gross Principal Amount of the note) from private lender (the “Lender”).

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

The balance of the loan as of December 31, 2020 amounted to $464 . In March 2021 the loan was converted into 6,337,180 shares of common stock of the Company. During the year ended December 31, 2021 the Company recorded expenses amounted to $(188) as part of the “finance expenses” line in operations in the accompanying consolidated statement of operations.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 10 - CONVERTIBLE BRIDGE LOANS, NET (Cont.)

M.	Secured Convertible Equipment Loan Agreement

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

Total discount amortization expenses of $2,414, were recorded as part of “Finance Expenses” line in operations in the accompanying consolidated statement of operations for the year ended December 31, 2021. During the year ended December 31, 2021 the lender exercise the entire loan amount into 81,736,111 ordinary shares of the Company with aggregated value of $2,810.

N.	Securities Purchase Agreement

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

(U.S. dollars in thousands)

NOTE 10 - CONVERTIBLE BRIDGE LOANS, NET (Cont.)

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

Furthermore, it was determined that the embedded conversion feature is required to be bifurcated from the host loan instrument. The embedded conversion feature was recognized in total amount of $2,116 upon initial recognition and in subsequent periods as derivative liability at fair value through profit and loss. The remaining amounted to $423 was allocated to the host loan instrument, which in subsequent periods is accounted for using the effective interest method over the term of the loan, until its stated maturity.

The Company recorded an income of $1,552 and expense of $3,939 related to remeasurement of the embedded conversion feature of convertible bridge loan and the discount amortization of the host loan instrument, respectively, as part of the “Finance Expenses” line in operations in the accompanying consolidated statement of operations for the year ended December 31, 2021.

In addition, on October 7, 2020, the Company entered into consulting agreement with Aslano Private Limited (“Aslano”) whereby Aslano will render non-exclusive advice and service to the Company concerning equity and/or debt financing with certain Potential Buyer or Investor or Financing Party as defined in the consulting agreement in exchange for success fee equal to 8% of the gross amount paid by the Potential Buyer or Investor or Financing Party. In consideration for Aslano’s non-exclusive services with respect to the aforesaid Securities Purchase Agreement, during the year ended December 31, 2021, the Company incurred incremental and direct finder fee cost of $272 which was allocated to the identified components (i.e. convertible bridge loans, bifurcated embedded conversion feature and detachable Warrant) consistent with the allocation of the proceeds issuance expenses. Consequently, an amount of $34, $169 and $69 out of which was recorded as additional discount of the convertible bridge loans, immediate charge to finance expenses and as deduction of additional paid-in capital, respectively, at the outset of the transaction.

O.	Closing Agreement

On March 3, 2021, the Company and one of its lenders entered into a Closing Agreement (the “Closing Agreement”), under which the lender exercised its right to invest an additional $884 into the Company in the form of July 2020 Convertible Notes (the “Tranche 2 Securities”). The original principal amount has been issued with 30% discount of aggregated amount of $379 bearing per annum interest at a flat rate of 2% (the “Interest”). In addition, the Company covenanted and agreed to file a registration agreement with respect to the Tranche 2 Securities on or before the earlier to occur of (i) the date that the Company files a registration statement with respect to any other securities of the Company or (ii) April 1, 2021 (such date, the “Tranche 2 Filing Date”) and cause a registration statement to be declared effective under the Securities Act with respect to the Tranche 2 Securities on or before May 1, 2021. The Company acknowledges that failure to timely comply with the foregoing obligations will subject the Company to substantial liability under the Registration Agreement, including without limitation liquidated damages in the amount of $250, along with an amount of cash accruing each month equal to the value of 1% of the value of the Tranche 2 Securities.

In addition, the Company granted the lender warrants to purchase up to 5,513,513 ordinary shares and issued 6,000,000 shares.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 10 - CONVERTIBLE BRIDGE LOANS, NET (Cont.)

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

The Company recorded additional interest expenses amounting to $2,776 related to valuation of the loan to fair value upon default event and income of $34 related to remeasurement of the embedded conversion feature, which were recorded as part of the “Finance Expenses” line in operations in the accompanying consolidated statement of operations for the year ended December 31, 2021.

P.	Securities Purchase Agreements

1.	On April 9, 2021, the Company entered into a Securities Purchase Agreement (the “SPA”) with a Family Office Investor (the “Family Office”) to which the Company has agreed to issue a promissory convertible note (the “Note”) to the Family Office in the principal amount of $4,286 for proceeds of $3,000 (the “Transaction”). The closing occurred on April 12, 2021. The Note has a maturity date of one year from the date of issuance and pays interest at a rate of 4% per annum. The Note is convertible into shares of Common Stock (the “Conversion Shares”) at a conversion price of $0.0599 (the “Conversion Price). In addition, the Family Office received a warrant (the “Warrant”) to purchase up to 16,000,000 shares of Common Stock (the “Warrant Shares”) of the Company with an exercise price equal to $0.107415 per share. The Warrant is exercisable for a 5-year period from the issuance date. Upon a listing of the Company’s common shares onto a national exchange, the Note will exchange into a class of Series A Preferred Shares in order to help improve the Company’s shareholder equity to meet the Nasdaq CM Initial Listing Standards.

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

The excess of the fair value of identified instruments over net proceeds upon initial recognition amounted to $516 was recorded as part of the “Finance Expenses” line in operations in the accompanying consolidated statement of operations.The Company recorded an income of $1,565 and expenses of $466 related to remeasurement of the embedded conversion feature of convertible bridge loan and the discount amortization of the host loan instrument, respectively, as part of the “Finance Expenses” line in operations in the accompanying consolidated statement of operations for the year ended December 31, 2021.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 10 - CONVERTIBLE BRIDGE LOANS, NET (Cont.)

2.	Further to the Securities Purchase Agreement described in Note 10Q above, on April 27, 2021, the Company entered into an additional Securities Purchase Agreement (the “SPA”) with Yozma to which the Company has agreed to issue a promissory convertible note (the “Note”) to Yozma in the principal amount of $4,714 for proceeds of $3,300 (the “Transaction”). The closing occurred on April 27, 2021. The Note has a maturity date of one year from the date of issuance and pays interest at a rate of 4% per annum. The Note is convertible into shares of Common Stock (the “Conversion Shares”) at a conversion price of $0.0599 (the “Conversion Price). In addition, Yozma received a warrant (the “Warrant”) to purchase up to 16,458,196 shares of Common Stock (the “Warrant Shares”) of the Company with an exercise price equal to $0.107415 per share. The Warrant is exercisable for a 5-year period from the issuance date. Upon a listing of the Company’s common shares onto a national exchange, the Note will exchange into a class of Series A Preferred Shares in order to help improve the Company’s shareholder equity to meet the Nasdaq CM Initial Listing Standards.

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

The Company recorded expenses in the amount of $1,779, related to remeasurement of the host loan instrument as part of the “Finance Expenses” line in operations in the accompanying consolidated statement of operations for the for the year ended December 31, 2021.

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

On May 13, 2021, the Company filed a registration statement on Form S-1 with respect to up to 240,591,462 ordinary shares to be issued pursuant to Securities Purchase Agreement with Family Office and Yozma (first and second Tranches). As the Company complied with the registration statement filing requirements, as of December 31, 2021, no accrual has been recorded for liquidated damages since the amount to be paid was not probable and reasonably estimate under ASC 450 “Contingencies”.

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

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 10 - CONVERTIBLE BRIDGE LOANS, NET (Cont.)

Upon initial recognition, the management by assistance of third-party appraiser allocated the net cash proceeds received based on the relative fair value of the Note and the detachable warrants in total amount of $954 and $121, respectively. The amount allocated to the warrants was classified as a component of permanent equity (as their terms permit the holders to receive a fixed number of shares of common stock upon exercise for a fixed exercise price), net of any related issuance costs and as upon fundamental transaction the warrants holder shall be entitled to receive from the Company the same type of form of consideration such as holders of common stock.

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

The Company recorded expenses of $459 and $345 related to remeasurement of the embedded conversion feature of convertible bridge loan and the discount amortization of the host loan instrument, respectively, as part of the “Finance Expenses” line in operations in the accompanying consolidated statement of operations for the year ended December 31, 2021.

4.	On September 23, 2021, the Company completed the conditions precedent required to enter into a Securities Purchase Agreement (the “SPA”) with an institutional investor (the “Purchaser”) pursuant to which the Company issued a promissory convertible note (the “Note”) to the Purchaser in the principal amount of $2,857 for proceeds of $2,000 (the “Transaction”). The Note has a maturity date of one year from the date of issuance and pays interest at a rate of 4% per annum. The Note is convertible into shares of Common Stock (the “Conversion Shares”) at a conversion price of $0.0599 (the “Conversion Price). In addition, the Purchaser received a warrant (the “Warrant”) to purchase up to 11,924,636 shares of Common Stock (the “Warrant Shares”) of the Company with an exercise price equal to $0.107415 per share. The Warrant is exercisable for 5 years from the date of issuance. The Company intends to use the net proceeds from this Note to initiate Phase 2/3 trials for Tollovir™ COVID-19 patients, initiate digital marketing for its dietary supplement Tollovid®, increase sales & marketing for Provista Diagnostics, and for general corporate purposes.

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

Upon initial recognition, the management by assistance of third-party appraiser allocated the net cash proceeds received based on the relative fair value of the Note and the detachable warrants in total amount of $1,442 and $558, respectively. The amount allocated to the warrants was classified as a component of permanent equity (as their terms permit the holders to receive a fixed number of shares of common stock upon exercise for a fixed exercise price), net of any related issuance costs and as upon fundamental transaction the warrants holder shall be entitled to receive from the Company the same type of form of consideration such as holders of common stock.

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

The Company recorded expenses of $41 and $357 related to remeasurement of the embedded conversion feature of convertible bridge loan and the discount amortization of the host loan instrument, respectively, as part of the “Finance Expenses” line in operations in the accompanying consolidated statement of operations for the year ended December 31, 2021.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 10 - CONVERTIBLE BRIDGE LOANS, NET (Cont.)

5.	On October 21, 2021, the Company entered into a Securities Purchase Agreement (the “SPA”) with an institutional investor (the “Purchaser”) pursuant to which the Company has agreed to issue a promissory convertible note (the “Note”) to the Purchaser in the principal amount of $1,428 for proceeds of $1,000 (the “Transaction”). The closing occurred on October 22, 2021 (the “Closing Date”). The Note has a maturity date of one year from the date of issuance and pays interest at a rate of 4% per annum. The Note is convertible into shares of Common Stock (the “Conversion Shares”) at a conversion price of $0.0599 (the “Conversion Price). In addition, the Purchaser received a warrant (the “Warrant”) to purchase up to 3,440,000 shares of Common Stock (the “Warrant Shares”) of the Company with an exercise price equal to $0.107415 per share. The Warrant is exercisable for 5 years from the date of issuance. The Company intends to use the net proceeds from this Note to continue funding the ongoing Phase 2 clinical trial of Tollovir® in hospitalized COVID-19 patients, beginning the initial marketing campaign for the cPass neutralizing antibody test launch at Provista Diagnostics and general corporate purposes.

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

Upon initial recognition, the management by assistance of third-party appraiser allocated the net cash proceeds received based on the relative fair value of the Note and the detachable warrants in total amount of $877 and $123, respectively. The amount allocated to the warrants was classified as a component of permanent equity (as their terms permit the holders to receive a fixed number of shares of common stock upon exercise for a fixed exercise price), net of any related issuance costs and as upon fundamental transaction the warrants holder shall be entitled to receive from the Company the same type of form of consideration such as holders of common stock.

Furthermore, it was determined that the Convertible note is hybrid instrument embodies both an embedded derivative and a host contract and that the embedded conversion feature is required to be bifurcated from the host loan instrument using the with-and-without method. The embedded derivative was measured first at fair value, and the residual amount was allocated to the host contract. The embedded conversion feature was recognized in total amount of $356 upon initial recognition and in subsequent periods as derivative liability at fair value through profit and loss. The host loan instrument is accounted for, in subsequent periods, using the effective interest method over the term of the loan, until its stated maturity.

The Company recorded expenses of $360 and $123 related to remeasurement of the embedded conversion feature of convertible bridge loan and the discount amortization of the host loan instrument, respectively, as part of the “Finance Expenses” line in operations in the accompanying consolidated statement of operations for the year ended December 31, 2021.

6.	On November 2, 2021, the Company entered into a Securities Purchase Agreement (the “SPA”) with an institutional investor (the “Purchaser”) which was amended on November 24, 2021, pursuant to which the Company has agreed to issue a promissory convertible note (the “Note”) to the Purchaser in the principal amount of $1,432 for proceeds of $1,000 (the “Transaction”). The closing occurred on November 2, 2021 (the “Closing Date”). The Note has a maturity date of one year from the date of issuance and pays interest at a rate of 4% per annum. The Note is convertible into shares of Common Stock (the “Conversion Shares”) at a conversion price of $0.06 (the “Conversion Price). In addition, the Purchaser received a warrant (the “Warrant”) to purchase up to 3,733,333 shares of Common Stock (the “Warrant Shares”) of the Company with an exercise price equal to $0.107 per share. The Warrant is exercisable for 5 years from the date of issuance.

Upon initial recognition, the management by assistance of third-party appraiser allocated the net cash proceeds received based on the relative fair value of the Note and the detachable warrants in total amount of $727 and $208, respectively. The amount allocated to the warrants was classified as a component of permanent equity (as their terms permit the holders to receive a fixed number of shares of common stock upon exercise for a fixed exercise price), net of any related issuance costs and as upon fundamental transaction the warrants holder shall be entitled to receive from the Company the same type of form of consideration such as holders of common stock.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 10 - CONVERTIBLE BRIDGE LOANS, NET (Cont.)

Furthermore, it was determined that the Convertible note is hybrid instrument embodies both an embedded derivative and a host contract and that the embedded conversion feature is required to be bifurcated from the host loan instrument using the with-and-without method. The embedded derivative was measured first at fair value, and the residual amount was allocated to the host contract. The embedded conversion feature was recognized in total amount of $68 upon initial recognition and in subsequent periods as derivative liability at fair value through profit and loss. The host loan instrument is accounted for, in subsequent periods, using the effective interest method over the term of the loan, until its stated maturity.

The Company recorded expenses of $39 and $89 related to remeasurement of the embedded conversion feature of convertible bridge loan and the discount amortization of the host loan instrument, respectively, as part of the “Finance Expenses” line in operations in the accompanying consolidated statement of operations for the year ended December 31, 2021.

7.	During 2021, the Company entered into additional Securities Purchase Agreements in total amount of $1,171 with several lenders.

NOTE 11 – LEASES

A. The components of operating lease cost for the year ended December 31, 2021 and 2020 were as follows:

	December 31,
	2021	2020

Operating lease costs	20	-
Short-term lease cost	86	-
Total operating lease cost	106	-

  B. Supplemental cash flow information related to operating leases was as follows:

	December 31,
	2021	2020

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	10	-
Right-of-use assets obtained in exchange for lease obligations (non-cash):
Operating leases	164	-

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 11 – LEASES (continue)

  C. Supplemental balance sheet information related to operating leases was as follows:

	December 31,
	2021	2020

Operating leases:
Operating leases right-of-use asset	143	-

Current operating lease liabilities	102	-
Non-current operating lease liabilities	39	-
Total operating lease liabilities	141	-

Weighted average remaining lease term (years)	1.25	-

Weighted average discount rate	21%	-

  D. Future minimum lease payments under non-cancellable leases as of December 31, 2021 were as follows:

2021

2022	122
2023	41
Total operating lease payments	163
Less: imputed interest	22
Present value of lease liabilities	141

The Company signed a month-to-month lease agreement in Tel Aviv, Israel. Additionally, the Company lease office space in New York, which is subject to an annual lease that is currently due to expire at the end of March 2022 and which is shared with two of our United States subsidiaries, Todos Medical USA and Corona Diagnostics LLC.

Provista Diagnostics signed a lease agreement for office space in Georgia, US trough June 30, 2023 with monthly payments of $10. A lease liability in the amount of $164 and right-of-use asset in the amount of $$164 have been recognized in the balance sheet as at September 30, 2021 in respect of the lease.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 12 - DERIVATIVE WARRANTS LIABILITY

A.	Warrants granted to investors through private placement transactions

The Company issued under Private Placement transactions 600,000, 4,518,406 and 3,106,000 warrants during the years ended December 31, 2018, 2016 and 2015, respectively. These warrants were classified as financial liability because of provisions in such warrants that allow for the net cash settlement of such warrants in the event of certain fundamental transactions, as defined in the warrant agreement (some of which are not considered solely within the control of the Company). The estimated fair value of this derivative liability for such warrants as of December 31, 2021 and 2020, was $0 and $54 , respectively.

B.	Warrants granted to lenders and placement agent through Convertible Bridge Loans transactions

The Company issued under convertible bridge loans transactions certain warrants during the year ended December 31, 2019 (the First Warrant as described in Note 10B). In addition, the Company has an obligation to issue warrants in total amount of $79 to the placement agent in connection with the convertible bridge loans transactions (see also Note 10B). These warrants were classified as financial liability because of provisions in such warrants that permit the holders to receive a variable number of shares of common stock upon exercise (see also Note 2Y). The estimated fair value of derivative liability for such warrants as of December 31, 2021 and 2020, was $0 and $247 , respectively.

C. The remaining outstanding warrants and terms as of December 31, 2021 and 2020 is as follows:

Issuance date	Outstanding as of December 31, 2021	Outstanding as of December 31, 2020	Exercise Price	Exercisable as of December 31, 2021	Exercisable Through

Series (2015)	-	1,502,500	$0.5	-	April 2021
Series (2016)	375,000	375,000	$0.5	375,000	March 2022
Series (2018)	-	600,000	$0.5	-	November 2021
2019 warrants	(*)	(*)	(*)	-	(**)
	375,000	2,477,500		375,000

(*)	The number of shares to be issued upon the exercise of derivative liabilities related to warrants instruments has not been determined as such warrants provide the Lenders with 25% warrant coverage, with the warrant exercise price to be equal to the offering price in the Company’s proposed public offering, or, in the event the Loan Amount are converted into ordinary shares, the warrant exercise price will be equal to the applicable closing bid price of the Company’s shares at the time of the conversion of the Loan Amount. However, based on the share price of the Company as of December 31, 2021 and 2020, the number of the warrants would have been 78,707,922 and 3,351,586 shares, respectively.

(**)	The exercise period is three years from the date of the determination of the exercise price.

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

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 12 - DERIVATIVE WARRANTS LIABILITY (CONT.)

D. The following table summarizes the observable inputs used in the valuation of the derivative warrant liabilities as of December 31, 2020:

	As of December 31, 2020
	Series (2015)	Series (2016)	Series (2018)
Share price (U.S. dollars)	$0.075	$0.075	$0.075
Exercise price (U.S. dollars)	$0.50	$0.50	$0.50
Expected volatility	144.63%	209.19%	238.82%
Risk-free interest rate	0.09%	0.09%	0.09%
Dividend yield	-	-	-
Expected term (years)	0.35	1.21	0.88

	First Warrant
	Closing Date	As of December 31, 2020
Share price (U.S. dollars)	$0.12-$0.26	$0.075
Exercise price (U.S. dollars)	$0.12-$0.26	$0.04
Expected volatility	125.31%-129.94%	105.77%-113.53%
Risk-free interest rate	1.74%-2.56%	0.11%-0.13%
Dividend yield	-	-
Expected term (years)	2.38	1.50-1.91
Probability for uplisting	75%	75%

	Series (2015)	Series (2016)	Series (2018)	2019 Warrant	Placement Agent Warrant	Total
Balances at December 31, 2019	$2	$3	$6	$662	$79	$752
Amount classified to equity upon determination of the exercise price (*)	-	-	-	(651)	-	(651)
Modification of convertible bridge loans transactions	-	-	-	(727)	-	(727)
Changes in fair value	9	10	24	884	-	927
Balances at December 31, 2020	$11	$13	$30	$168	$79	$301
Changes in fair value	(11)	(13)	(30)	(168)	(79)	(301)
Balances at December 31, 2021	-	-	-	-	-	-

(*)	Following the partial conversion of certain convertible bridge loans into ordinary shares (see also Note 10), the right that was granted to the lenders to receive a variable number of shares of common stock upon exercise of certain warrants has been lapsed and accordingly the applicable amount was reclassified from non-current financial liability into additional paid-in capital.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 13 - FAIR VALUE OF BIFRUCATED CONVERTIBLE FEATURE OF CONVERTIBLE BRIDGE LOANS

A.	During the years ended December 31, 2021 and 2020, the Company allocated approximately $7,420 and $2,893, respectively, of proceeds from its units that were issued under convertible bridge loans transactions to the fair value of the convertible feature embedded in such convertible bridge loans (see also Note 10E - Note 101M). The Company has determined that such feature requires bifurcation, as the conversion represent an obligation to issue a variable number of shares and as such the embedded conversion feature cannot be considered as indexed to the Company’s own stock. The estimated fair value of derivative liability for such convertible components as of December 31, 2021 and 2020 was $4,182 and $2,500, respectively.

B.	The Company uses the Monte-Carlo Simulation Model to estimate fair value of this convertible component liability. In using this model, the Company makes certain assumptions about risk-free interest rates, expected stock price volatility and other assumptions. Expected volatility was calculated based on the Company’s stock performance. Risk-free interest rates are derived from the yield on U.S. Treasury debt securities.

C.	The following table summarizes the observable inputs used in the valuation of the convertible component liability as of the closing date and December 31, 2021 and 2020:

	Closing Date	As of December 31, 2021
Share price (U.S. dollars)	$0.058	$0.058
Expected volatility	142.2%-169.8%	142.2%-169.8%
Risk-free interest rate	0.19%-0.38%	0.19%-0.38%

	Closing Date	As of December 31, 2020
Share price (U.S. dollars)	$0.051-$0.125	$0.075
Expected volatility	95.92%-127.53%	128.3%-131.5%
Risk-free interest rate	0.10%-0.18%	0.08%-0.14%

Fair value of bifurcated conversion feature liability
Balances as of December 31, 2019	$-
Plus: Recognition at the initial date	2,893
Less: Partial conversion of convertible bridge loans into equity	(38)
Plus: Modification of convertible bridge loans transactions	213
Less: Changes in fair value	(568)
Balances as of December 31, 2020	$2,500
Plus: Recognition at the initial date	7,420
Less: Partial conversion of convertible bridge loans into equity	(174)
Plus: Modification of convertible bridge loans transactions	(3,384)
Less: Changes in fair value	(2,180)
Balances as of December 31, 2021	$4,182

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 14 - COMMITMENTS AND CONTINGENT LIABILITIES

A.	Consulting Agreements

1.	Financial Buzz Media Networks LLC

A.	On June 8, 2020, the Company entered into new PR and Media Service Provider Agreement with Financial Buzz, whereby Financial Buzz would provide the Company with media and PR marketing services will be extended over a period of 6 months commenced on June 8, 2020. In consideration for the Media Services, the Company shall issue a total of 5,000,000 fully vested Ordinary Shares of NIS 0.01 par value to Financial Buzz upon execution of the PR and Media Service Provider Agreement. The fair value of these shares amounted to $450, representing a price per share of $0.09 at the commitment date.

B.	On December 14, 2021, the Company entered into new PR and Media Service Provider Agreement with Financial Buzz, whereby Financial Buzz would provide the Company with media and PR marketing services over a period of 6 months commenced on December 14, 2021. In consideration for the Media Services, the Company shall issue a total of 15,000,000 fully vested Ordinary Shares of NIS 0.01 par value to Financial Buzz upon execution of the PR and Media Service Provider Agreement. The fair value of these shares amounted to $1,170, representing a price per share of $0.078 at the commitment date.

On May 27, 2020, the Company issued 2,500,000 ordinary shares to Financial Buzz. As of December 31, 2021, the Company has an obligation to issue the aforesaid 17,500,000 shares under both agreements. During the year ended December 31, 2021 and 2020, the Company recorded stock-based compensation expenses in total amount of $117 and $450, respectively, as part of “Sales and Marketing Expenses” line in operations in the accompanying consolidated statement of operations.

2.	3D Biomedicine Science and Technology Co. Limited

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

In consideration for the reduced supply price that the Company will be entitled to under the Distribution Agreement, the Company will issue to 3DMed restricted ordinary shares at the end of the Validation Stage upon successful completion of the Validation based on value of $250 according to the share price as of March 13, 2020. As of December 31, 2020, and as of the signing date of these consolidated financial statements, the Validation Stage is still in progress and the Company has its own discretion to stop the commercial cooperation with 3DMed.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 14 - COMMITMENTS AND CONTINGENT LIABILITIES (CONT.)

3.	Andrew Blumenthal

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

The Consulting Agreement term commenced on May 6, 2020 and will continue until the earlier to occur of: (i) March 25, 2021, or (ii) termination as described in the Consulting Agreement. Commencing August 2021, Andrew is compensated as an employee of the Company and the Company and Andrew terminated the Consulting Agreement

During the years ended December 31, 2021 and 2020, the Company recorded expenses in total amount of $46 ($13 out of which related to stock-based compensation expenses which represented a price per share of $0.067 at the commitment date) and $159 ($47 out of which related to stock-based compensation expenses which represented a price per share of $0.067 at the commitment date), respectively, as part of “Sales and Marketing Expenses” line in operations in the accompanying consolidated statement of operations. During the years ended December 31, 2021 and 2020, the Company has not recorded expenses with respect to the aforesaid Commission Fee.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 14 - COMMITMENTS AND CONTINGENT LIABILITIES (CONT.)

A.	Consulting Agreements (Cont.)

4.	Singh Global LLC

On May 23, 2020, the Company entered into Consulting Agreement with Singh Global LLC (“Singh”) whereby Singh will provide service to the Company in connection with entering into contracts with third parties for sales and or sub distribution agreements whereby the Company will provide Testing and Treatment products related to COVID-19 (the “Service”). For fulfillment of its duties under the Consulting Agreement, Singh will receive compensation as follows:

A.	Monthly retainer of $15 beginning upon execution of Consulting Agreement (the “Monthly Retainer”).

B.	Issuance of 2,500,000 ordinary shares of the Company par value NIS 0.01 per share which will be vested over a period of nine months as follows:

1.	900,000 vested in 100,000 monthly increments over nine months commencing with the execution of the Consulting Agreement.

2.	400,000 for each contract that delivers over $1,000 in gross profits, up to 4 contracts.

C.	25% of net revenues (gross sales price less the acquisitions cost excluding financing and operational expenses) from any product sale in which Singh is the introducing representative (the “Commission Fee”). The Company’s Commission Fee shall be remained as long as the Company sell product to a representative sourced by Singh, regardless of whether the Consulting Agreement has been terminated.

The Consulting Agreement term commenced on May 6, 2020 and will continue until the earlier to occur of: (i) March 25, 2021, or (ii) termination as described in the Consulting Agreement.

During the years ended December 31, 2021 and 2020, the Company recorded expenses in total amount of $59 ($14 out of which related to stock-based compensation expenses which representing a price per share of $0.067 at the commitment date) and $139 ($49 out of which related to stock-based compensation expenses which representing a price per share of $0.07 at the commitment date), respectively, as part of “Sales and Marketing Expenses” line in operations in the accompanying consolidated statement of operations. During the year ended December 31, 2021 and 2020, the Company has not recorded expenses with respect to the aforesaid Commission Fee.

5.	Priyanka Misra

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

The Consulting Agreement term commenced on June 22, 2020 and will continue until the earlier to occur of: (i) June 23, 2021, or (ii) termination as described in the Consulting Agreement. Commencing March 2021, Priyanka is compensated as an employee of the Company and the Company and the Company and Priyanka terminated the Consulting Agreement

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 14 - COMMITMENTS AND CONTINGENT LIABILITIES (CONT.)

A.	Consulting Agreements (Cont.)

During the years ended December 31, 2021 and 2020, the Company recorded expenses in total amount of $107 ($85 out of which related to stock-based compensation expenses in connection with the Performance Condition related to completion of salesforce implementation or equipment CRM, which representing a price per share of $0.057 at the commitment date, of which $71 are related to the aforesaid Commission Fee and the Performance Condition in connection with deliver contracts) and $104 ($14 out of which related to stock-based compensation expenses, which representing a price per share of $0.057 at the commitment date), respectively, as part of “Sales and Marketing Expenses” line in operations in the accompanying consolidated statement of operations.

On January 22 the Company issued Priyanka 1,500 ordinary shares in exchange for the above commitment.

Commencing March 2021, Priyanka is compensated as an employee of the Company.

6.	Leomics Associates

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

During the year ended December 31, 2021 and 2020, the Company recorded expenses in total amount of $85 ($44 out of which related to stock-based compensation expenses which representing a price per share of $0.095 at the commitment date) and $173 ($44 out of which related to stock-based compensation expenses which representing a price per share of $0.095 at the commitment date), respectively, as part of “General and Administrative Expenses” line in operations in the accompanying consolidated statement of operations.

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

On net sales of:	%
● leukemia related products	3.0
● other products	2.5
● in certain limited circumstances, rates may be reduced to	2.0

On fixed sublicense income (with no sublicense income on sales by sub licensee):	%
● leukemia related products	20.0
● other products	15.0

On fixed sublicense income (with sublicense income on sales by sub licensee):	%
● leukemia related products	10.0
●other products	7.5

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

The Agreement term is unlimited, but each party is entitled to terminate the Agreement as a result of material breach or failure to comply with material term by the other party, as a result of liquidation or insolvency of the other party (“Termination for Cause”). In addition, the Company was entitled to terminate the Agreement if during a period of 7-years following the transaction effective date, the Company, at its sole discretion, determined that commercialization of the leukemia licensed products is not commercially viable. After such period, the Company is not entitled to terminate the Agreement other than in accordance with the Termination for Cause provisions. As of December 31, 2021, the Company did not reach a determination regarding viability of commercialization of the leukemia licensed products. However, since the 7-year period ended, the Company may not terminate the agreement other than Termination for Cause.

On May 20, 2020, the Company entered into Amendment No. 3 to the Agreement pursuant to the Company paid the Licensors an amount of $250 which representing an aggregate annual minimum royalty in respect of the years 2015 through 2020. All other Agreement terms regarding the annual minimum royalties were remained unchanged. Consequently, as of December 31, 2021 and 2020, the Company has accrued an amount of the non-cancellable minimum royalties and the future liability with respect to commitment to pay minimum royalties to the Licensors for any future periods in a total amount of $524 and $476, respectively, of which $341 and $291, respectively, was considered as current liability and $183 and $185, respectively, was considered as non-current liability.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 14 - COMMITMENTS AND CONTINGENT LIABILITIES (CONT.)

B.	Other Commitments (Cont.)

2.	University of Leipzig License Agreement

On November 7, 2018, Amarantus entered into an amended license agreement with the University of Leipzig (the “Leipzig License Agreement”) whereby the University of Leipzig granted Amarantus an exclusive license to the University of Leipzig’s patent that underlies the Lympro Test. As part of the Amarantus transaction (see also Note 5A), Amarantus assigned the Leipzig License Agreement to our subsidiary, Breakthrough.

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

During the year ended December 31, 2020, the Company recorded expenses amounted to $170 as part of “Research and Development Expenses” line in operations in the accompanying consolidated statement of operations.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 14 - COMMITMENTS AND CONTINGENT LIABILITIES (CONT.)

B.	Other Commitments (Cont.)

4.	Strategic Partnerships

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

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 14 - COMMITMENTS AND CONTINGENT LIABILITIES (CONT.)

B.	Other Commitments (Cont.)

Settlement Agreements

On February 11, 2021, the Company and Todos Medical USA, Inc. (herein referring as “Todos”) entered into Mutual Release and Settlement Agreement (“Settlement Agreement”) with MOTOPARA Foundation, Inc. (“MOTOPARA”) pursuant to which in consideration of the Settlement Agreement execution and the releases and promises made in the Settlement Agreement by the parties, the parties agree as follows

A.	Todos shall pay to MOTOPARA an amount of $27 per month for the period of January 11, 2021 through January 11, 2022. The monthly payment is representative of MOTOPARA’s rent and utilities increase incurred from signing the original agreement with Todos and signing a lease on an expansive building to facilitate the originally executed agreement between Todos and MOTOPARA.

B.	Todos will cease to promote any affiliation with MOTOPARA in any capacity.

C.	MOTOPARA agrees that upon receipt of the total $351, MOTOPARA will indemnify and defend Todos against any liens for services provided to MOTOPARA.

5.	Distribution agreements

Commencing 2020, the Company has entered into several distribution agreements with companies to distribute certain novel coronavirus (COVID-19) test kits. The distribution agreements cover multiple international suppliers of PCR testing kits and related materials and supplies, as well as antibody testing kits from multiple manufacturers after completing validation of said testing kits and supplies in certified laboratory in the United States.

During the year ended December 31, 2021 and 2020, the Company has no obligation under its distribution agreements.

6.	Royalty Agreement

On July 28, 2020, the Company entered into Royalty Agreement with Toledo under which it was agreed inter alia that (i) the Applicable Rate for each draw requested on or after the date herein shall accrue on the unpaid aggregate principal balance of each draw at an interest rate per annum equal to the greater of (a) 12% per annum, or (b) 20% of the anticipated margin for the applicable receivable financed as presented to the Lender in connection with each draw; (ii) to issue 3,500,000 ordinary shares to Toledo and pay to Toledo a royalty of 10% of the Gross Margins (as defined in the Royalty Agreement) of the SARS CoV-2 Testing Business (the “Royalty”) in exchange for Toledo agreeing to amend the terms of the Receivables Financing Agreement with the Company, including, inter alia, a loss of exclusivity on with respect to purchase order financing.

The term of the Royalty Agreement commenced on the Effective Date and shall continue in perpetuity. In the event that a court of competent jurisdiction determines that the perpetual nature of the payment of the Royalty would void the Royalty Agreement, then the term shall be modified to be a term of 25 years, with a right of Toledo to one automatic extension of another 25 years.

At any time on or after July 2030, the Company shall have the right to make a pre-payment in the amount of the greater of (i) $5,000 and (ii) 3 times the average annual Royalty payments due and owning hereunder for the preceding 3 years in order to buy-out and all existing or remaining rights, claims and privileges of Toledo or its successors or assigns, under and in connection with this Royalty Agreement, and upon such payment, this Royalty Agreement shall terminate. Such termination shall not relieve the Company of its obligations to satisfy any obligations to pay Royalties accruing prior to such termination.

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

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 14 - COMMITMENTS AND CONTINGENT LIABILITIES (CONT.)

B.	Other Commitments (Cont.)

As of August 4, 2020, the Company issued 3,500,000 ordinary shares to Toledo valued at $315 which was recorded as prepaid expenses and will be amortized over the Term at the Receivables Financing Facility. During the year ended December 31, 2020, the Company recorded amortization expenses amounted to $34 as part of “Finance Expenses” line in operations in the accompanying consolidated statement of operations.

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

However, it was determined that such features are not required to be bifurcated and accounted for as derivatives, as they are eligible for the scope exception prescribed under ASC Topic 815-10-15-59 (d) with respect to certain contracts that are not traded on an exchange, as the underlying is an entity specific performance measure (specified volumes of sales or service revenues of one of the parties to the contract).

Accordingly, interest expense related to such contingent features were recognized pursuant to ASC Topic 470-10, Debt - Overall. Thus, the liability for the contingent payment features was based on the applicable interest rate at the balance sheet date (with no anticipation for any future changes in the applicable interest rate).

In addition, the obligation for future royalties was accounted for in accordance with the provisions of ASC Topic 450, Contingencies.

The Company also has accounted for the Receivables Financing Agreement as a short-term secured loan since the ownership of the accounts receivables remains with the Company and such receivables serves as a collateral for the amount that has been advanced to the Company according to the Receivables Financing Agreement.

As of December 31, 2021 and 2020, the Company has an obligation for Royalty payment of $360 and $139, respectively under the aforesaid Royalty Agreement with Toledo.

C.	Contingencies

1.	Israeli Innovation Authority

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

As of December 31, 2021 the Company did not accrue for or pay any royalties to the IIA as no revenue has yet been generated.

D.	Litigations

On January 7, 2022, Toledo filed a complaint against Corona, Todos Medical USA, and the Company (the “Todos Defendants”), seeking unspecified damages for breach of the aforesaid agreements and claiming that at least $139 is due under the royalty agreement. The Todos Defendants filed an answer and counterclaim on February 9, 2022, wherein various affirmative defenses were asserted, the allegations of the complaint were denied, and the Company asserted counterclaims for breach of contract and other relief. This dispute is only in its initial legal stages.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 15 - SHAREHOLDERS’ DEFICIT

A.	Ordinary Shares:

The Ordinary Shares confer upon the holders thereof all rights accruing to a shareholder of the Company, as provided in the company’s Articles of Association, including, inter alia, the right to receive notices of, and to attend meetings of shareholders; for each share held, the right to one vote at all meetings of shareholders; and to share equally, on a per share basis, in such dividend and other distributions to shareholders of the Company as may be declared by the Board of Directors in accordance with these Articles and the Companies Law, and upon liquidation or dissolution of the Company, in the distribution of assets of the Company legally available for distribution to shareholders in accordance with the terms of applicable law and these Articles. All Ordinary Shares rank pari passu in all respects with each other.

B.	On July 26, 2021 the Annual General Meeting of the Company approved:

1.	The resolution to amend the Company’s Articles of Association: (a) to authorize the creation of 50,000 redeemable Preferred shares of the Company; (b) to authorize the creation of five thousand redeemable Preferred B Shares of the Company; (c) to increase the Company’s authorized share capital to permit the issuance of a total of up to 5,000,000,000 ordinary shares of the Company; and (d) to allow the Company to fulfill relevant provisions of U.S. law in lieu of Israeli law requirements regarding External Directors, if and to the extent allowed to do so under Israeli corporate law and regulation.

2.	The nomination of additional two external directors to the board of directors of the Company for a period ending on July 26, 2024.

3.	The extension for an additional year of the authority granted to the Company’s Board of Directors to effect a reverse split of the Company’s ordinary shares (as per resolution of the Company’s Shareholders’ Meeting of May 11, 2020), such that the authority so granted shall extend until July 26, 2022, and to expand such authority to include a reverse split of the Company’s entire share capital share at a ratio within the range from 1-for-2 up to 1-for 500, provided that the Company shall not effect reverse share splits that, in the aggregate, exceed 1-for-500.

C.	Issuance of Ordinary Shares:

1.	In March 2020, the Company entered into subscription agreements with several investors under which the Company raised gross funds in total amount of $30 in exchange for the issuance of units consisting of 1,500,000 ordinary shares of the Company and 1,339,284 warrants to purchase the same number of ordinary shares of the Company at an exercise price of $0.10. These warrants may be eligible for exercise over a period of four years from the issuance date and are subject to standard anti-dilution provisions. In addition, the Company may be subject to liquidated damages upon failure to timely deliver shares upon exercise of the warrants. An amount of 1,000,000 ordinary shares out of the above have been issued through December 31, 2020.

2.	On April 13, 2020, the Company entered into exchange agreement under which the Company agreed to exchange partial amount of the outstanding trade debt of $100 held by MDM Worldwide Solution, Inc. for issuance of 5,000,000 ordinary shares of the Company at an exchange price of $0.02 per share. The fair value of the ordinary shares that have been issued on May 14, 2020 as settlement of financial liability to MDM was $345, reflecting a price per share of $0.069 at the commitment date. The difference amount of $245 has been recorded as part of “Finance Expenses” line in operations in the accompanying consolidated statement of operations.

3.	On May 10, 2020, the Company entered into Loan Conversion Agreement (the “Agreement”) with certain of its shareholders pursuant to which the Company agreed to convert the outstanding loan amounting to $350 into 8,750,000 ordinary shares of the Company at a conversion price of $0.04 per share. The fair value of the ordinary shares that have been issued on May 19, 2020 as settlement of financial liability to shareholders was $604, reflecting a price per share of $0.069 at the commitment date. The difference amount of $254 has been recorded as part of “Finance Expenses” line in operations in the accompanying consolidated statement of operations.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 15 - SHAREHOLDERS’ DEFICIT (continue)

4.	On December 8, 2020, the Company entered into a settlement agreement with SRK Kronengold Law office (“SRK”) under which the Company agreed to exchange partial amount of the outstanding trade debt of $80 held by SRK for issuance of 800,000 ordinary shares of the Company at an exchange price of $0.09 per share. The fair value of the ordinary shares have been issued on October 26, 2020 as settlement of financial liability to SRK was $68, reflecting a price per share of $0.0851 at the commitment date. The difference amount of $12 has been recorded as part of “Finance Expenses” line in operations in the accompanying consolidated statement of operations.

5.	During the year ended December 31, 2020, the Company entered into several service agreements with certain service providers, whereby the Company issued 14,028,503 ordinary share of NIS 0.01 par value in exchange for services that have been rendered. Consequently, the Company recorded related stock-based compensation expense of $60, $390 and $310 as part of “Research and Development Expenses”, “Sales and Marketing Expenses” and “General and Administrative Expenses” lines in operations in the accompanying consolidated statement of operations, respectively, based on the fair value of the issued shares at each applicable commitment date, which representing an average price per share of $0.54. See also Note 14.

6.	On August 4, 2020, the Company entered into a Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park has agreed to purchase from the Company, from time to time, up to $10,275 of its ordinary shares, par value NIS 0.01 per share (the “Ordinary Shares”), subject to certain limitations set forth in the Purchase Agreement, during the term of the Purchase Agreement (the “Equity Line”).

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

During the year ended December 31, 2020, the Company sold 32,747,579 Ordinary Shares to Lincoln Park in an initial purchase out of the Investment Amount under the Purchase Agreement for a total purchase price of $2,339 thousand.

During the three months ended March 31, 2021, the Company sold additional 5,229,809 Ordinary Shares to Lincoln Park in an initial purchase out of the Investment Amount under the Purchase Agreement for a total purchase price of $255 thousand.

As of December 31, 2021, the Company decided not to utilize the Equity Line utilization and amortized the balance of the prepaid expenses.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 15 - SHAREHOLDERS’ DEFICIT (continue)

7.	In December 2020, one of the Company’s lenders has partially exercised its warrants into number of 475,411 ordinary shares on the Company through cashless exercise basis.

8.	During the year ended December 31, 2021, Principal Amount and unpaid Interest in total amount of $20,095 have been converted into 487,822,015 ordinary shares. In addition, the Company issued 2,500,000 ordinary shares of NIS 0.01 par value as fulfillment of commitment related to loan received in 2020.

9.	During the year ended December 31, 2021, one of the Company’s Secured Convertible Equipment Loan Agreement was entered into default scenario as result of lapse of the original maturity date, as defined. Consequently, 20,000,000 ordinary shares of NIS 0.01 par value of the Company were issued as collateral shares for purpose of repayment of the principal amount. The issued shares have been valued at $870 and was deducted from the fair value of the principal amount.

10.	During the year ended December 31, 2021, the Company entered into several service agreements with certain service providers, whereby the Company issued 14,921,053 ordinary share of NIS 0.01 par value or the Company is committed to issue fixed number of ordinary shares in exchange for services that have been rendered. Consequently, the Company recorded related stock-based compensation expense of $151 as part of “Sales and Marketing Expenses” and “General and Administrative Expenses” lines in operations in the accompanying consolidated statement of operations, respectively.

11.	On October 4, 2021, and upon achieving market launch, the Company issued 39,473,684 shares of common stock to cover its Contingent Consideration as detailed in Note 5B above. The value of the shares was calculated on the share price on the closing date of the amendment at $1,500, and a results recorded additional $450 as part of financing expenses in the accompanying consolidated statement of operations for the year ended December 31, 2021.

12.	On August 3, 2021 and August 9, 2021 the Company issued a total of 25,862,069 shares of common stock to cover its obligation under its Provista SPA (see Note 3 above). The value of the shares was calculated on the share price on the closing date of the amendment at $1,500.

13.	On March 10, 2021, the Company issued 2,000,000 shares of common stock as part of an amendment to Secured Convertible Equipment Loan Agreement (see Note 8B). The value of the shares was calculated on the share price on the closing date of the amendment at $83.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 16 - STOCK OPTIONS

A.	On January 11, 2016, the Company’s Board of Directors approved and adopted the Todos Medical Ltd. 2015 Israeli Share Option Plan (the “2015 Plan”), pursuant to which the Company’s Board of Directors may award stock options to purchase its ordinary shares to designated participants. Subject to the terms and conditions of the 2015 Plan, the Company’s Board of Directors has full authority in its discretion, from time to time and at any time, to determine (i) the designate participants; (ii) the terms and provisions of the respective Option Agreements, including, but not limited to, the number of Options to be granted to each Optionee, the number of Shares to be covered by each Option, provisions concerning the time and the extent to which the Options may be exercised and the nature and duration of restrictions as to the transferability or restrictions constituting substantial risk of forfeiture and to cancel or suspend awards, as necessary; (iii) determine the Fair Market Value of the Shares covered by each Option; (iv) make an election as to the type of Approved 102 Option under Israeli IRS law; (v) designate the type of Options; (vi) take any measures, and to take actions, as deemed necessary or advisable for the administration and implementation of the 2015 Plan; (vii) interpret the provisions of the 2015 Plan and to amend from time to time the terms of the 2015 Plan.

The 2015 Plan permits grant of up to 6,000,000 options to purchase ordinary shares subject to adjustments set in the 2015 Plan. As of December 31, 2021, there were no ordinary shares available for future issuance under the 2015 Plan.

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

Moreover, upon consummation of the Company’s planned public offering, 30,000,000 restricted stock units’ bonuses will be granted to the aforesaid officers. At the Commitment Date, December 31, 2021 and 2020, the likelihood that the Performance Milestone for consummation of the Company’s planned public offering was not considered as probable. Thus, during the years ended December 31, 2021 and 2020, stock-based compensation expense has not been recorded with respect to the Performance Milestone.

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

During the year ended December 1, 2021, the Company recorded stock-based compensation expense amounting to $405, respectively, as part of “General and Administrative Expenses” line in operations in the accompanying consolidated statement of operations.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 16 - STOCK OPTIONS (Cont.)

D.	Compensation packages for officers and members of the Board of Directors and its committees

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

The following table presents the Company’s stock option activity for employees and directors of the Company for the years ended December 31, 2020 and 2019:

	Number of Options	Weighted Average Exercise Price
Exercisable as of December 31, 2020	3,682,818	0.663
Granted (A)	13,750,000	0.030
Forfeited or expired	(1,137,735)	0.003
Outstanding as of December 31, 2021	16,295,083	0.040
Exercisable as of December 31, 2021	1,323,771	0.061

	Number of Options	Weighted Average Exercise Price
Outstanding as of December 31, 2019	2,267,571	0.061
Granted (B)	2,545,083	0.095
Forfeited or expired	(1,129,836)	0.120
Outstanding as of December 31, 2020	3,682,818	0.663
Exercisable as of December 31, 2020	877,122	0.160

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 16 - STOCK OPTIONS (Cont.)

As of December 31, 2021, the aggregate intrinsic value for the stock options outstanding and exercisable according to $0.058 price per share is $19, with a weighted average remaining contractual life of 4.5 years.

Stock-based compensation expenses incurred for employees (and directors) and non-employees for the year ended December 31, 2021, amounted to $645.

As of December 31, 2021, the aggregate accrual for officers and members of the board and its committees in connection with salary and other benefits, amounted to $1,752 and is included in Other Current liabilities in the balance sheet.

NOTE 17 - COST OF REVENUES

	Year ended December 31
	2021	2020

Materials and other costs	$6,504	$3,418
Freights and customs	609	332
Depreciation	734	68
	$7,847	$3,818

NOTE 18 - RESEARCH AND DEVELOPMENT EXPENSES

	Year ended December 31
	2021	2020

Salaries and related expenses	$-	$27
Stock-based compensation	-	60
Professional fees	203	47
Impairment of intangible IPR&D (Note 5A3)	450	8,157
Laboratory and materials	127	1,535
Rent and maintenance	15	6
Depreciation	29	28
Insurance and others	-	3
	$824	$9,863

NOTE 19 - MARKETING EXPENSES

	Year ended December 31
	2021	2020

Stock-based compensation	$266	$1,517
Professional fees	3,215	1,541
	$3,481	$3,058

NOTE 20 - GENERAL AND ADMINISTRATIVE EXPENSES

	Year ended December 31
	2021	2020

Salaries and related expenses	$522	$167
Stock-based compensation	893	1,034
Rent and maintenance	330	-
Communication and investor relations	109	44
Bad debts	2,534	-
Professional fees	4,810	1,412
Insurance and other expenses	166	72
	$9,364	$2,729

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 21 - FINANCING (INCOME) EXPENSES, NET

	Year ended December 31
	2021	2020

Change in fair value of warrants liability and warrants expired	$(301)	$201
Change in fair value of liability related to conversion feature of convertible bridge loans	(2,180)	(355)
Amortization of discounts and accrued interest on straight loans	2,657	1,170
Amortization of discounts and accrued interest on convertible bridge loans	25,575	11,196
Change in terms relating to convertible bridge loans transactions	-	(3,375)
Issuance of ordinary shares and stock warrants upon modification of terms relating to convertible bridge loans transactions	-	170
Issuance of shares as call options to acquire potential acquiree	-	3,000
Settlement in cash of prepayment obligation related to convertible bridge loan	182
Issuance of shares as a settlement in excess of the carrying amount of financial liabilities	870	487
Interest and related royalty of receivables financing facility	375	1,006
Amortization of prepaid expenses related to commitment shares in connection with receivables financing facility and equity line	591	144
Exchange rate differences and other finance expenses	2,571	668
	$30,340	$14,312

NOTE 22 - SHARE IN LOSSES OF AFFILIATED COMPANIES

	Year ended December 31
	2021	2020

Impairment of investment in Antigen COVID Test Killer see note 5.b.	$1,040	$1,200
Impairment of investment in Bio Imagery Ltd. see note 5.c.	618	-
Share in losses of affiliated companies	$1,658	$1,200

NOTE 23 - TAXES ON INCOME

A.	Israeli taxation:

Taxable income of the Company is subject to the Israeli corporate tax at the rate of 23%.

As of December 31, 2021, the Company has carried forward losses for Israeli income tax purposes of approximately $12.8 million which can be offset against future taxable income for an indefinite period of time.

The Company has final (considered final) tax assessments through the 2015 tax year.

B.	U.S. subsidiaries:

The U.S. subsidiaries are taxed under United States federal and state tax rules. Income tax is calculated based on a U.S. federal tax rate of 21%.

The U.S. subsidiaries estimated federal tax loss carryforward amounted to $13,744 as of December 31, 2021. Such losses are available to offset any future U.S. taxable income of the U.S. subsidiaries and will expire in the years 2021-2027 for federal tax purposes.

The U.S. subsidiaries have not received final tax assessments since incorporation.

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 23 - TAXES ON INCOME (Cont.)

C.	Deferred income taxes reflect the net tax effects of net operating loss and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	As of December 31
Composition of deferred tax assets:	2021	2020
Net operating loss carry-forward	$6,141	$2,568
Research and development credits	1,879	99
Deferred revenues	-	177
Allowance for Bad Debt	583	-
Others	439	75
Net deferred tax asset before deferred tax liabilities and valuation allowance	9,042	2,919

Composition of deferred tax liabilities:
Intangible assets upon acquisition of subsidiary	315	-
Prepaids	-	88
Depreciation costs	477	407
Net deferred tax asset before valuation allowance	8,250	2,424

Valuation allowance	(8,565)	(2,424)
Net deferred tax assets	$(315)	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are utilized. Based on consideration of these factors, the Company recorded a full valuation allowance as of December 31, 2021 and 2020.

D.	For the years ended December 31, 2021 and 2020, the following table reconciles the statutory income tax rate to the effective income tax rate:

	Year Ended December 31,
	2021	2020

Tax rate	23%	23%

Tax expense (benefit) at statutory rate	$(9,962)	$(7,071)
Tax rate differential	81	45
Permanent differences with respect to stock-based compensation	273	595
Permanent differences with respect to derivative warrants liabilities, bifurcated conversion feature and convertible loans	6,851	2,813
Permanent differences with respect to call option to acquire potential acquiree	-	732
Change in temporary differences	941	1,999
Others	-	-
Recognition of deferred tax liability related to acquired asset (IPR&D)	-	(2,168)
Loss carryforwards and others	1,816	887
Income tax expense (benefit)	-	-

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 24 - SEGMENT REPORTING

A.	General information

Commencing 2020, the operations of the Company are conducted through three different core activities: Breast Cancer Test (TM-B1, TM-B2), Alzheimer and COVID-19 testing and related products (commencing the fourth quarter of 2020), each of which are operating segments. These activities also represent the reportable segments of the Group.

The reportable segments are viewed and evaluated separately by Company management, since the marketing strategies, processes and expected long term financial performances of the segments are different.

B.	Information about reported segment profit or loss and assets

			COVID-19
	Breast Cancer Test	Alzheimer	Testing and related products	Un- allocated	Total
	Unaudited
Year ended December 31, 2021
Revenues		-	12,230	-	12,230
Operating loss	(528)	-	(3,442)	(5,316)	(9,286)
Unallocated amounts:
Financing expenses, net				(30,340)	(30,340)
Other losses				(2,030)	(2,030)
Share in losses of affiliated companies accounted for under equity method, net				(1,658)	(1,658)
Net loss				(43,314)	(43,314)

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

C.	Revenues by geographic region are as follows:

	Year ended December 31,
	2021	2021

Israel	$-	$-
United States	12,230	5,207
	12,230	5,207

D.	Property and equipment, net, by geographic areas:

	As of December 31,
	2021	2020
Israel	$34	$61
United States	2,011	1,938
Property and equipment, net	$2,045	$1,999

E.	Major customers

	As of December 31,
	2021	2020
Client A	47.2%	56.6%
Client B	12.0%	0.8%
Client C	11.9%	2.7%
	71.1%	60.1%

TODOS MEDICAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 25 - SUBSEQUENT EVENTS

On March 11, 2022, the Company entered into a Share Purchase Agreement with 3CL Sciences Ltd. (“3CL”) and NLC Pharma Ltd. (“NLC”), pursuant to which the Company will acquire 52% of the issued and outstanding shares of 3CL and NLC will acquire 48% of the issued and outstanding shares of 3CL (the “Share Purchase Agreement”). Immediately prior to entering into the Share Purchase Agreement, NLC conveyed to 3CL all of the therapeutic, diagnostic, dietary supplement and pharmaceutical assets from NLC that relate to 3CL protease biology (which is used in the development, manufacture, sale and distribution of Tollovid™ and Tollovir™).

In consideration of the 3CL shares being issued to us, the Company undertook to raise $10,000 for 3CL and committed to issue to NLC $3,800 worth of our ordinary shares, based upon the closing price for our ordinary shares the day before the closing of the Share Purchase Agreement. The Company and NLC agreed to identify a seasoned biopharmaceutical CEO to run 3CL going forward. The board of directors of 3CL Sciences will be made up of five (5) individuals: three (3) appointed by the Company and two (2) appointed by NLC. The Company anticipate that the Share Purchase Agreement will close during the second quarter of 2022.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021, or the Evaluation Date. Based on such evaluation, those officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are ineffective in recording, processing, summarizing and reporting, on a timely basis, information required to be included in periodic filings under the Exchange Act and that such information is not accumulated and communicated to management, including our principal executive and financial officers, in a manner sufficient to allow timely decisions regarding required disclosure, due to lack of sufficient internal accounting personnel, segregation of duties, lack of sufficient internal controls (including IT general controls) that encompass the Company as a whole with respect to entity and transactions level controls in order to ensure complete documentation of complex and non-routine transactions and adequate financial reporting.

Management has identified corrective actions to remediate such material weaknesses, and subject to fundraising, which includes hiring additional employees. Management intends to implement procedures to remediate such material weaknesses during the fiscal year 2022; however, the implementation of these initiatives may not fully address any material weakness or other deficiencies that we may have in our disclosure controls and procedures.

(b)	Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based principally on the framework and criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission as of the end of the period covered by this report. Based on that evaluation, we have identified a material weakness related to our internal control over financial reporting as of December 31, 2021. As defined in Regulation 12b-2 under the Securities Exchange Act, a “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected on a timely basis. Specifically, as of December 31, 2021, the ineffectiveness of the Company’s internal control over financial reporting was due to identification of material weaknesses (i.e. lack of sufficient internal accounting personnel, segregation of duties, lack of sufficient internal controls (including IT general controls) that encompass the Company as a whole with respect to entity and transactions level controls) in order to ensure complete documentation of complex and non-routine transactions and adequate financial reporting during the year ended December 31, 2021.

Management has identified corrective actions to remediate such material weaknesses, subject to fundraising, which includes hiring additional employees. Management intends to implement procedures to remediate such material weaknesses during the fiscal year 2022; however, the implementation of these initiatives may not fully address any material weakness or other deficiencies that we may have in our disclosure controls and procedures.

(c)	Attestation Report of the Registered Public Accounting Firm.

Because we are a smaller reporting company, this annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

The Company ceased being an emerging growth company on December 31, 2021.

(d)	Changes in Internal Control over Financial Reporting.

During the year ended December 31, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth information regarding the directors and officers of Todos as of December 31, 2021:

Name	Age	Director Since	Term Ends
Gerald Commissiong, Chief Executive Officer and Director	39	2020	2022
Daniel Hirsch, Chief Financial Officer and Director	53	2020	2022
Dr. Herman Weiss, Chairman of the Board	51	2017	2022
*Dr. Lauren Chung, Director	49	2020	2024
*Moshe Schlisser, Director	33	2016	2024
**Moshe Abramovitz, Director	39	2016	2022

* Independent Director and External Director under Israeli Law

** Independent Director

Gerald Commissiong Chief Executive Officer and Director	Mr. Commissiong has served as our Chief Executive Officer and director since January 5, 2020. In addition, Mr. Commissiong serves as Chief Executive Officer, President and a member of the Board of Directors of Amarantus Bioscience Holdings, Inc. (“Amarantus”), of which he is a co-founder. Prior to becoming Chief Executive Officer of Amarantus in October 2011, Mr. Commissiong was the Chief Operating Officer of Amarantus. Mr. Commissiong graduated from Stanford University in Management Science and Engineering with a focus on Financial Decisions. The Board believes that Mr. Commissiong’s executive leadership and healthcare expertise qualifies Mr. Commissiong to serve as a director.

Daniel Hirsch Chief Financial Officer and Director	Mr. Hirsch has served as our Chief Financial Officer and director since January 5, 2020. Mr. Hirsch has been managing Partner of First Line Capital, LLC since 2002. Prior to 2002, Mr. Hirsch served as Senior Consultant at Integrated Healthcare based in Greenwich, Connecticut providing turn around services for large medical practices. From 1992 to1998, Mr. Hirsch was Director of Primary Care for Hackensack University Medical Center in Hackensack, New Jersey. Mr. Hirsch holds a bachelor’s degree in Economics from Yeshiva University and a master’s degree in Public Health from the New School of Social Research. The Board believes that Mr. Hirsch’s financial expertise in the healthcare industry qualifies Mr. Hirsch to serve as a director.

Dr. Herman Weiss Chairman of the Board of Directors	Dr. Herman Weiss has served as a director of the Company since June 22, 2017 and Chairman of the Board of Directors since January 5, 2020. Dr. Weiss served as Chief Executive Officer of the Company from July 30, 2018 to January 5, 2020. In addition, from 2016-2018, Dr. Weiss served as the Vice President of Medical Affairs and Clinical Development at Juniper Pharmaceuticals Inc. in Boston, MA. Since 2016, Dr. Weiss has also served as a Professor at Yeshiva University. Dr. Weiss has served as a consultant to multiple medical device and pharmaceutical companies, including American Medical Systems, and to venture capital firms in New York City, and also founded and served as the Chief Medical Officer of FibroControl, a biotech medical device company in Herzliya, Israel. Dr. Weiss owns multiple patents and is the author of numerous publications in the area of women’s health and gynecology. Dr. Weiss holds an M.B.A. from the George Washington University, Washington DC, an M.D. from the Ohio State University College of Medicine, and a B.A. in Philosophy (summa cum laude) from the Ramapo College of New Jersey. The Board believes that Dr. Weiss’ experience in the medical device and pharmaceutical industries qualifies him to serve as Chairman of the Board.

Lauren Chung, External Director	Dr. Lauren Chung has served as director of the Company since April 2020. In 2012, Dr. Chung founded, and since then, she has served as Chief Executive Officer of MINLEIGH LLC, identifying, evaluating and partnering with companies for investments and strategic, operational, and commercial opportunities. Dr. Chung has over 20 years of healthcare investment management, investment banking, and advisory experience. Dr. Chung was a managing director in Healthcare Research at WestPark Capital and an analyst at Maxim Group from 2016-2019. From 2006 - 2016, Dr. Chung was a co-founder of Tokum Capital Management, a global healthcare fund, which merged with Perella Weinberg Partners. From 2000 - 2006 Dr. Chung managed healthcare investment portfolios at RBR Capital, Kingdon Capital, and Pequot Capital. From 1994-2000, Dr. Chung was a recognized research scientist conducting cutting edge research in neurodegenerative and genetic disorders at Massachusetts General Hospital/Harvard Medical School and Boston Children’s Hospital. Dr. Chung has published many leading peer-reviewed scientific journals. As a current and former director of public and private companies, Dr. Chung brings a valuable perspective for the Company’s strategy and operations as well as extensive scientific insights. Dr. Chung holds a Ph.D. in Neuropathology from Columbia University-College of Physicians & Surgeons, and a BA with honors in Biochemistry and Economics from Wellesley College. The Board believes that Dr. Chung’s experience with companies in the healthcare industry qualifies her to serve as a director.

Moshe Schlisser External Director	Mr. Moshe Schlisser has served as a director of the Company since February 2016. Mr. Schlisser currently also serves as a director at SmartGreen Ltd, Tantel Group Ltd and III Pte Ltd. Since 2018, Mr. Schlisser has been serving as General Partner at Shefa Capital Ltd, a Growth Venture Fund with a focus on mid to later stage deep technology investments. Until 2018, Mr. Schlisser was the managing partner at Iberica Investments International, a private equity firm. Mr. Schlisser has held managerial positions in various investment firms and has experience with investments, structured finance and mergers and acquisitions. In 2010, Mr. Schlisser co-founded and currently serves as a director of a soup kitchen in Jerusalem that serves a hot prepared dinner every night to over 50 homeless and underprivileged individuals and delivers weekend food packages to over 250 underprivileged families. The Board of Directors believes that Mr. Schlisser’s experience in the capital markets qualifies him to serve as a director.

Moshe Abramovitz Director	Mr. Moshe Abramovitz has served as a director of the Company since February 27, 2016. Mr. Abramovitz has held managerial positions in various organizations (Israeli companies and charities) including serving as the Deputy Chief Executive Officer of A.S. Mehadrin Ltd. Since 2011, Mr. Abramovitz has been a project manager in the construction industry in Israel. Mr. Abramovitz holds a B.A. in business administration, specializing in information systems, from Ono Academic College and an MBA in business administration specializing in business strategy from Ono Academic College. Mr. Abramowitz received training and a certificate to serve as a mediator from Bar Ilan University. The Board believes that Mr. Abramowitz’s managerial positions qualify him to serve as a director.

Family Relationships

There are no family relationships among any of our executive officers or directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Not applicable.

TODOS MEDICAL LTD.

Corporate Governance

In considering its corporate governance requirements and best practices, including, but not limited to, director independence, assuming we successfully uplist to the Nasdaq Capital Market, we will be required to comply with Nasdaq’s listing and maintenance rules, in addition to complying with the Companies Law due to our being an Israeli corporation. Because we are not a foreign private issuer, we may not elect to follow home country practice under the NASDAQ Rules. As a result, among other things, at the next Annual Meeting of Shareholders, we will recommend to our shareholders to amend our Articles of Association to raise the requirement for a quorum at our shareholders’ meetings to 33%.

Certain provisions of Israeli law regarding “External Directors”

As an Israeli company, we are subject to the Israeli Companies Law, which provides that at least two of the Company’s directors must be external directors, whose terms of office, and procedures for appointment or removal, must conform with the provisions of the Companies Law, Section 239 et seq. (the “External Directors”).

External Directors must meet certain statutory qualifications, as detailed in the Israeli Companies Law, Section 239 et seq. (the “Statutory Qualifications”). The Statutory Qualifications include certain provisions designed to ensure the External Directors’ independent judgment, as well as criteria for the External Directors’ professional skills, as follows (the “Professional Qualifications”): (i) at least one of the External Directors must have “accounting and financial expertise”, and (ii) each External Director must have either “accounting and financial expertise” or “professional skills”; all as such terms are defined by the regulations promulgated under the Companies Law.

Each External Director must file a written declaration affirming that she or he meets the Statutory Qualifications, including documentation of her or his Professional Qualifications, before her or his nomination can be properly considered by the Shareholders’ Meeting. Each of Dr. Lauren Chung and Mr. Moshe Schlisser submitted their respective written declarations to the Board, as required under the Companies Law before our July 26, 2021 Annual Meeting (the “July 2021 Meeting”). After considering their respective declarations, our Board of Directors determined that Dr. Chung and Mr. Schlisser possess the required Professional Qualifications to be appointed as External Directors and, specifically, that Dr. Chung has “accounting and financial expertise,” as that term is defined by the regulations promulgated under the Companies Law.

Compensation package and expenses of External Directors

The compensation and allowable expenses of External Directors are regulated by the Companies Law and regulations promulgated pursuant thereto (the “Compensation Regulations”). Generally speaking, the Compensation Regulations set a fixed range including minimum, maximum, and suggested median tariffs for External Directors’ compensation, on the basis of a fixed cash salary, in addition to fixed cash amount per meeting. The relevant fixed ranges are based on the Company’s shareholders’ equity and, for Companies whose securities are listed on a non-Israeli exchange, the increased burden of the demands and obligations imposed by the laws and regulations to which companies listed on that exchange are subject. However, the fixed amounts set forth in the Compensation Regulations may not adequately account for the unique position in which every company is situated. Therefore, Regulations 8A and 8B of the Compensation Regulations allow the Company to adopt a compensation package, including cash as well as equity, which goes beyond the parameters otherwise imposed by the fixed range of the Compensation Regulations. Based on the legal advice it has received, the Board has determined that the Compensation Schedule is in keeping with the requirements of the Compensation Regulations.

External Directorship exemptions for companies listed on a “Qualified Exchange”

Regulations promulgated pursuant to Section 364(a) of the Companies Law allow for an exemption from some provisions of the Companies Law for companies (such as Todos) whose securities are listed on a non-Israeli exchange only (the “Foreign Listing Leniencies”). Regulation 5D of the Foreign Listing Leniencies provides certain exemptions from the Companies Law requirements regarding the corporate governance role of External Directors, for Israeli companies listed on certain non-Israeli exchanges (the “Qualified Exchanges”); provided that: (i) the Israeli company is fully compliant with all laws and regulations of the Applicable Jurisdiction regarding the appointment of independent directors, and the composition of audit and/or compensation committees, as they apply to companies incorporated in the Applicable Jurisdiction, such regulations being deemed to include any rules or guidelines generally practiced at the relevant Qualified Exchange (the “Qualified Exchange Regulations”), where “Applicable Jurisdiction” means the jurisdiction in which the company’s securities are either (x) offered to the public, or (y) listed for trade on the Qualified Exchange; (ii) there is no one person or syndicate exercising “Control” over the Company, as that term is defined under the Israeli Securities Law, 1968 (see definition of “Control” in the “required vote” section of this Proposal); (iii) the composition of the company’s Board includes at least one member of each of the male and female genders; and (iv) the company has elected to comply with the Qualified Exchange Regulations in lieu of the provisions of the Companies Law relating to the appointment of independent directors, and the composition of audit and/or compensation committees.

As a matter of Israeli law, the Minister of Justice may from time to time, after consulting with the Israel Securities Authority and after receiving the approbation of the Law and Constitution Committee of the Knesset, revise the Foreign Listing Leniencies. In the future, such revisions may include the addition, removal and/or revision of leniencies, as well as the addition of other exchanges to (or removal of exchanges from) the list of Qualified Exchanges. At time of this writing, the Qualified Exchanges as per the Foreign Listing Leniencies are the NYSE, AMEX, NASDAQ Global Select, NASDAQ Global, and NASDAQ Capital. Should the Company’s shares become listed on a Qualified Exchange in the future, provided that the conditions for exemption as described above apply, the Board may consider the feasibility of procuring the services of Dr. Chung and Mr. Schlisser as “independent directors” under and subject to the applicable Qualified Exchange Regulations, in place of their current service as External Directors under the Companies Law.

At the July 2021 Meeting, the Company’s shareholders adopted an amendment to its Articles of Association which would ensure the validity of such leniencies in the future, should the Board decide to comply with the Qualified Exchange Regulations in lieu of the relevant Companies Law provisions, as described above.

Role of the Board and the Audit Committee in Risk Oversight

While management is charged with the day-to-day management of risks that the Company faces, the Board, and the Audit Committee of the Board, have been responsible for oversight of risk management. The full Board, and the Audit Committee since it was formed, have responsibility for general oversight of risks facing the Company. Specifically, the Audit Committee reviews and assesses the adequacy of the Company’s risk management policies and procedures with regard to identification of the Company’s principal risks, both financial and non-financial, and review updates on these risks from the Chief Financial Officer and the Chief Executive Officer. The Audit Committee also reviews and assesses the adequacy of the implementation of appropriate systems to mitigate and manage the principal risks.

Review and Approval of Transactions with Related Parties

The Board adopted a policy to comply with Item 404 of Regulation S-K of the Exchange Act as well as the Nasdaq Rules requiring that disinterested directors approve transactions with related parties which are not market-based transactions.

Generally, the Board will approve transactions only to the extent the disinterested directors believe that they are in the best interests of the Company and on terms that are fair and reasonable (in the judgment of the disinterested directors) to the Company. Our policy is available on our Company website at www.todosmedical.com.

The Companies Law also contains requirements for the approval of transaction with related parties by disinterested directors.

Audit Committee

The Audit Committee was established to oversee the Company’s corporate accounting and financial reporting processes and audits of its financial statements. The members of our Audit Committee are Moshe Schlisser, Lauren Chung and Moshe Abramovitz. Moshe Schlisser serves as chairman of the Audit Committee. The Board determined that all members of our Audit Committee were independent under SEC Rule 10A-3(b)(1) and Nasdaq Rule 5605(a)(2). The Board has determined that all current members of the Audit Committee are “financially literate” as interpreted by the Board in its business judgment. Lauren Chung has been qualified as an audit committee financial expert, as defined in the applicable rules of the SEC.

The Audit Committee meets periodically with our independent accountants and management to review the scope and results of the annual audit and to review our financial statements and related reporting matters prior to the submission of the financial statements to the Board. In addition, the Audit Committee meets with the independent auditors at least on a quarterly basis to review and discuss the annual audit or quarterly review of our financial statements.

We have established an Audit Committee Charter that deals with the establishment of the Audit Committee and sets out its duties and responsibilities. Our Audit Committee Charter complies with Section 3(a)(58)(A) of the Exchange Act and Nasdaq Rule 5605. The Audit Committee is required to review and reassess the adequacy of the Audit Committee Charter on an annual basis. The Audit Committee Charter is available on our Company website at www.todosmedical.com.

Compensation Committee

The members of our Compensation Committee are Moshe Schlisser, Lauren Chung and Moshe Abramovitz. Lauren Chung serves as chairwoman of the Compensation Committee. The Compensation Committee is responsible for making recommendations to the Board regarding the compensation of executive officers, to review and administer our Company’s equity compensation plans, to review, discuss, and evaluate at least annually the relationship between risk management policies and practices and compensation, as well as oversee the Company’s engagement with shareholders and proxy advisors.

The Compensation Committee consists of only independent directors in accordance with Nasdaq Rule 5605(a)(2) and all non-employee directors for purposes of Rule 16b-3 of the Exchange Act. The compensation of our CEO, Mr. Commissiong, must be determined by the Compensation Committee and the CEO may not be present during voting or deliberations for his compensation.

Although Nasdaq Rule 5605(d)(3) provides that the Compensation Committee may (in its discretion, not Board discretion) retain compensation consultants, independent legal counsel, and other advisors, the independent directors acting as the Compensation Committee have not decided to do so. Our Compensation Committee Charter is available at our website:www.todosmedical.com.

Code of Business Conduct and Ethics

Our Board has adopted a Code of Business Conduct and Ethics Policy (the “Code of Conduct”) applicable to all of the Company’s and its subsidiaries’ employees, including the Company’s Chief Executive Officer and Chief Financial Officer. The Code of Conduct contains written standards that are designed to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest; full, fair, accurate, timely and understandable public disclosures and communications, including financial reporting; compliance with applicable laws, rules and regulations; prompt internal reporting of violations of the code; and accountability for adherence to the code. A copy of our Code of Business Conduct and Ethics Policy of the Company is posted at our website at www.todosmedical.com.

Insider Trading Policy and Policy on Trading Blackout Periods, Benefit Plans and Section 16 Reporting

Our Insider Trading Policy and policy on Trading Blackout Periods, Benefit Plans and Section 16 Reporting applies to all of our officers, directors, and employees and provides strict guidelines as to restrictions on trading activity in the Company’s stock. These policies are posted at our website: www.todosmedical.com

Director Independence

The Board has determined that Moshe Schlisser, Lauren Chung and Moshe Abramovitz are “independent directors” under the rules and regulations of the SEC and Nasdaq Rule 5062(a)(2). In making this determination, our Board considered the current and prior relationships that each non-employee director has with the Company and all other facts and circumstances our Board deemed relevant in determining their independence, including such individual’s beneficial ownership of our Ordinary Shares.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation-Related Requirements of the Companies Law

As approved at the July 2021 Meeting, and as required by the Companies Law, we have adopted a Compensation Policy regarding the terms of office and employment of our “office holders” (as defined under the Companies Law, which includes directors, the CEO, other executive officers and any other managers directly subordinate to the CEO), including cash compensation, equity-based awards, releases from liability, indemnification and insurance, severance and other benefits (the “Terms of Office and Employment”). Each of our directors and executive officers is an “office holder” within the meaning of the Companies Law. The Compensation Policy is reviewed from time to time by the Compensation Committee and Board to ensure its alignment with our compensation philosophy and to consider its appropriateness for Todos and is required to be brought at least once every three years to our shareholders for approval.

Pursuant to the Companies Law, arrangements between Todos and its office holders must generally be consistent with the Compensation Policy. However, under certain circumstances, we may approve an arrangement that is not consistent with the Compensation Policy, if the arrangement is approved by a majority of our shareholders, provided that (i) the majority includes a majority of the votes cast by shareholders who are present and voting (abstentions are disregarded) who (A) are not controlling shareholders and (B) do not have a personal interest in the matter, or (ii) the votes cast against the arrangement by shareholders who are not controlling shareholders and who do not have a personal interest in the matter who were present and voted constitute two percent or less of the voting power of the Company (a “special majority”). Under certain circumstances, if the Compensation Policy is not approved by the shareholders, the Compensation Committee and the Board may nonetheless approve such policy.

In addition, pursuant to the Companies Law, the Terms of Office and Employment generally require the approval of the Compensation Committee and the Board. The Terms of Office and Employment as applicable to directors further require the approval of the shareholders by a simple majority. The Terms of Office and Employment with respect to a CEO generally require the approval of the shareholders by the special majority referenced in the immediately preceding paragraph, in addition to the approval of the Compensation Committee and the Board. Pursuant to regulations promulgated under the Companies Law, shareholder approval is not required with respect to Terms of Office and Employment granted to a director or a CEO for the period following his or her appointment until the next general meeting of shareholders, provided these terms are (i) approved by the Compensation Committee and the Board, (ii) consistent with the Compensation Policy and (iii) on similar or less favorable terms than those of the person’s predecessor. In addition, under certain circumstances, shareholder approval is not required with respect to the Terms of Office and Employment of a candidate for CEO if the Compensation Committee determines that the engagement will be frustrated if the approval is pursued, provided that the terms are consistent with the Compensation Policy. Compensation packages for our office holders were approved at the Company’s Annual General Meeting on July 26, 2021.

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

2021 Equity Incentive Plan

At our annual meeting on July 26, 2021, we adopted our 2021 Equity Incentive Plan.

The following paragraphs provide a summary of the principal features of the Equity Incentive Plan and its operation. The Plan is set forth in Annex C to Exhibit 99.1 to our Proxy Statement as filed on Form 8-K on June 28, 2021.

Background and Purpose of the Plan

The Plan is intended to attract, motivate, and retain employees, consultants, directors, and other service providers who provide significant services to us.

Administration of the Plan

Our Board of Directors or a committee appointed by our Board of Directors (the “Committee”) administers the Plan. Subject to the terms of the Plan, the Committee will have the power to recommend to our Board of Directors, and our Board of Directors will have the power and authority to select the employees and consultants who will receive stock option awards and determine the terms and conditions of stock option awards (for example, the exercise price and vesting schedule). The Committee will have full power and authority to interpret the provisions of the Plan and outstanding options granted thereunder.

If a stock option expires or is cancelled without having been fully exercised or vested, the shares covered by such option will be returned to the available pool of the Company’s ordinary shares (the “Shares”) reserved for issuance under the 2021 Plan. Also, if we experience a share dividend, recapitalization or other change in our capital structure, the number, class, and kind of shares available for issuance under the Plan, and the outstanding stock option awards, may be adjusted as appropriate to reflect the share dividend or other change.

Eligibility to Receive Awards

Our Board of Directors, upon the recommendation of the Committee, selects the employees and consultants who will be granted discretionary stock option awards under the Plan. The actual number of individuals who will receive a stock option award under the Plan cannot be determined in advance because our Board of Directors has the discretion to select the participants.

Our Board of Directors may, in its discretion, elect to grant stock options awards under the Plan in order to fulfill some or all of the equity compensation to be received by the Company’s Directors and/or Officers, as described in the Compensation Schedule (pending approval of the Compensation Schedule at this Meeting) or otherwise.

Stock Options

A stock option is the right to acquire Shares at a fixed exercise price for a fixed period of time. Under the Plan, our Board of Directors may grant options that qualify for favorable tax treatment under Israeli or United States tax law. Our Board of Directors will determine the number of Shares covered by each option.

The exercise price of the Shares subject to each option is set by the Board of Directors in its discretion in accordance with applicable law.

An option granted under the Plan cannot generally be exercised until it becomes vested. Our Board of Directors establishes the vesting schedule of each option at the time of grant. Options become exercisable at the times and on the terms established by our Board of Directors. Options granted under the Plan expire at the times established by our Board of Directors.

The exercise price of each option granted under the Plan must be paid in full at the time of exercise. The Plan also contains provisions for the cashless exercise of options. The participant must pay any taxes the Company is required to withhold at the time of exercise.

Change of Control

In the event of a merger, acquisition, or reorganization by or with one or more entities, in which the Company is not the surviving entity, or a sale of all or substantially all of the assets of the Company, the successor corporation will either assume or provide a substitute stock option award for each outstanding stock option. In the event the successor corporation refuses to assume or provide a substitute stock option award, the Committee will provide at least 15 days’ notice that the option will immediately vest and become exercisable as to all of the Shares subject to such award and that such award will terminate upon the expiration of such notice period.

Stock Option Awards to Be Granted to Certain Individuals and Groups

The number of stock option awards that an employee or consultant may receive under the Plan is in the discretion of the Committee and therefore cannot be determined in advance.

Limited Transferability of Stock Options

Stock options granted under the Plan generally may not be sold, transferred, pledged, assigned, or otherwise alienated or hypothecated, other than by will or by the applicable laws of descent and distribution.

Amendment and Termination of the Plan

The Board generally may amend or terminate the Plan at any time and for any reason.

Summary Compensation Table

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Principal Executive Officer and our two other highest paid executive officer whose total annual salary and bonus exceeded $100,000 (collectively, the “named executive officers”) for fiscal year 2021.

Name and principal position	Year	Salary ($)	Bonus ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Gerald Commissiong, CEO	2021	$400,000	-	-	$326,305	-	$726,305
Daniel Hirsch, CFO	2021	$250,000	-	-	$178,153	-	$428,153

Director Compensation

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Directors for fiscal year 2021.

Name	Fees earned or paid in cash ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Dr. Herman Weiss	$65,270	-	$151,232		$216,502
Gerald Commissiong	$65,270	-	$128,752		$194,021
Daniel Hirsh	$65,270	-	$128,752		$194,021
Lauren Chung	$76,632	-	$128,752	$8,750	$214,134
Moshe Abramovitz	$72,539	-	$128,752	$5,833	$207,124
Moshe Schlisser	$82,018	-	$128,752	$11,667	$222,437

Outstanding Equity Awards at Fiscal Year End

The following table provides certain summary information concerning equity awards made to our executive officers as of December 31, 2021.

	Option awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Gerald Commissiong	947,283	9,841,850		0.030-0.095	July 29, 2025– July 27, 2026
Daniel Hirsch	376,488	5,129,462		0.030-0.095	July 29, 2025– July 27, 2026

TODOS MEDICAL LTD.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership

The following table describes, as of March 25, 2022, the beneficial ownership of Todos ordinary shares by:

●	each person we believe beneficially holds more than 5% of the outstanding ordinary shares based solely on our review of SEC filings;
●	each of our named executive officers;
●	each of our directors; and
●	all of our directors and executive officers as a group.

	No. of Shares Beneficially Owned	Percentage Owned

Directors and executive officers:
Dr. Herman Weiss	300,000	*
Gerald Commissiong(1)	79,077,125	6.93%
Lauren Chung	0	*
Moshe Abramovitz	0	*
Moshe Schlisser	0	*
Daniel Hirsch	54,000	*
All directors and executive officers as a group (7 persons)	79,431,125	6.97%
Persons or Groups Holding More than 5% of Ordinary Shares
Amarantus Bioscience Holdings, Inc.	78,025,645	6.84%

The address of each shareholder is c/o Todos Medical Limited, 121 Derech Menachem Begin, 30th Floor, Tel Aviv, 6701203 Israel.

*	Indicates beneficial ownership of less than 1% of the total ordinary shares outstanding.

(1) Includes 78,025,645 shares owned by Amarantus. Gerald Commissiong is the Executive Chairman and controlling shareholder of Amarantus and in such capacity holds voting and dispositive power over the securities held by such entity.

TODOS MEDICAL LTD.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On February 27, 2019, we entered into a joint venture agreement with Amarantus, pursuant to which we issued Ordinary Share representing 19.99% of our then outstanding Ordinary Shares to Amarantus, in exchange for Amarantus transferring to us 19.99% of Breakthrough, a wholly-owned subsidiary of Amarantus, and for Amarantus assigning the exclusive license to develop and commercialize the LymPro Test®, an immune-based neurodiagnostic blood test for the detection of Alzheimer’s disease (the “License”) to Breakthrough. As part of the transaction, we agreed to provide working capital to Breakthrough to support Breakthrough’s operations. As part of the Breakthrough joint venture, we were granted an exclusive option, which was limited to an exercise period of 60 days from its date, to acquire the remaining 80.01% of Breakthrough from Amarantus. At our 2019 annual meeting of shareholders, our shareholders approved a resolution authorizing us to exercise our option to acquire the remaining 80.01% of Breakthrough from Amarantus in exchange for an additional 30% of our then issued and outstanding Ordinary Shares. Our Chief Executive Officer, Gerald Commissiong, is also the Executive Chairman and controlling shareholder of Amarantus.

The Amarantus transaction was valued at approximately $8,623,000 and Amarantus’ holdings in Todos have a value of approximately $2,028,667 based upon the Company’s closing market price of $0.026 on March 25, 2022.

The related party transaction described above was reviewed and approved in accordance with the provisions of the Companies Law, as described below.

Approval of Related Party Transactions

The Companies Law requires that an “office holder” (as defined in the Companies Law) of a company promptly disclose any personal interest that he or she may have and all related material information known to him or her, in connection with any existing or proposed transaction of the company.

Pursuant to the Companies Law, any transaction with an office holder or in which the office holder has a personal interest (other than with respect to such office holder’s Terms of Office and Employment) must be brought before the Audit Committee, in order to determine whether such transaction is an “extraordinary transaction” (defined as a transaction not in the ordinary course of business, not on market terms or likely to have a material impact on the company’s profitability, assets or liabilities).

Pursuant to the Companies Law, the Amended Articles and Todos policy, in the event that the Audit Committee determines that the transaction is not an extraordinary transaction, the transaction will require only Audit Committee approval; if, however, it is determined to be an extraordinary transaction, Board approval is also required and, in some circumstances, shareholder approval may also be required. Such a transaction may only be approved by the Board if it is determined to be in the best interests of Todos.

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

A shareholder who holds 25% or more of the voting rights in a company is considered a controlling shareholder for these purposes if no other shareholder holds more than 50% of the voting rights. If two or more shareholders are interested parties in the same transaction, their shareholdings are combined for the purposes of calculating percentages. We are currently not aware of the existence of any controlling shareholder or any shareholder arrangements which would constitute “control” of Todos under Israeli law.

Director Independence

We define an independent director as a member of the board of directors who (1) does not have a material relationship with the Company, (2) is not part of the Company’s executive team, and (3) is not involved with the day-to-day operations of the Company.

The Board of Directors has determined that all of the directors that currently serve on the Board of Directors are, and all of the directors that served on the Board of Directors during 2020 were, independent, except for Gerald Commissiong (who is also our Chief Executive Officer) and Daniel Hirsch (who is also our Chief Financial Officer). At our annual meeting on July 26, 2021, Dr. Lauren Chung and Mr. Moshe Schlisser were elected ‘public directors’ (or ‘external directors’) under the Israeli Companies Law.

TODOS MEDICAL LTD.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Policy on Pre-Approval of Audit and Non-Audit Services of Independent Auditors

Todos’ Audit Committee is responsible for overseeing the work of its independent auditors. The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by its independent auditors. These services may include audit services, audit-related services, tax services and other services, as further described below. Once services have been pre-approved, Todos’ independent auditors and management then report to the Audit Committee on a periodic basis regarding the extent of services actually provided in accordance with the applicable pre-approval, and regarding the fees for the services performed. Such fees for 2021 and 2020 were pre-approved by the Audit Committee in accordance with these procedures.

Principal Accountant Fees and Services

Todos paid the following fees for professional services rendered by Yarel & Partners, and by Fahn Kanne and other members of Grant Thornton Limited, for the years ended December 31, 2021 and 2020, respectively:

	2021	2020
	(U.S. $)
Audit fees	106,516	120,000
Audit-related fees		12,000
Tax fees
All other fees
Total	$106,516	$132,000

The audit fees for the years ended December 31, 2021 and 2020 were for professional services rendered for the integrated audit of Todos’ annual consolidated financial statements and its internal control over financial reporting as of December 31, 2021 and 2020, review of consolidated quarterly financial statements, statutory audits of Todos and its subsidiaries, issuance of comfort letters, consents and assistance with review of documents filed with the SEC, as well as the audit of carve out financial statements prepared in connection with certain divestment activities.

The Audit-related fees for the years ended December 31, 2021 and 2020 were paid for the following services: due diligence related to mergers and acquisitions, accounting consultations and employee benefit plan audits, internal control reviews, attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Tax fees for the years ended December 31, 2021 and 2020 were paid for the following services: services related to tax compliance, including the preparation of tax returns and claims for refund, tax planning and tax advice, including assistance with tax audits and appeals, advice related to mergers and acquisitions, tax services for employee benefit plans and assistance with respect to requests for rulings from tax authorities.

All other fees for the years ended December 31, 2021 and 2020 were paid mainly for an internal control review associated with the design and implementation plans of an ERP system, as well as for license fees for the use of accounting research tools and training regarding general financial reporting developments.

The Audit Committee believes that the provision of all non-audit services rendered is compatible with maintaining Fahn Kanne’s independence.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following financial statements are filed as part of this Annual Report on Form 10-K:

page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Financial Statements:
Balance sheets	F-5
Statements of income	F-6
Statements of comprehensive income (loss)
Statements of changes in equity	F-7 - F-8
Statements of cash flows	F-9 - F-10
Notes to consolidated financial statements	F-11 - F-76
Financial Statement Schedule:
Report of Independent Registered Public Accounting Firm
Schedule II — Valuation and Qualifying Accounts

TODOS MEDICAL LTD.

Exhibits

The information called for by this Item is incorporated herein by reference to the Exhibit Index in this Form 10-K.

3.1	Amended and Restated Articles of Association of Todos Medical Ltd. (filed as Exhibit 99.1 to the Company’s current report on Form 6-K (File No. 333-209744) filed on March 30, 2017).

4.1	Todos Medical Ltd. 2015 Israeli Share Option Plan (filed as Exhibit 10.7 to the Company’s registration statement on Form F-1 (File No. 333-209744) filed on February 26, 2016).

4.2	Todos Medical Ltd. 2021 Equity Incentive Plan

4.3	Description of Ordinary Shares

10.1	Employment Agreement, dated March 16, 2017, between Todos Medical Singapore Pte Ltd. and Dr. Wee Yue Chew and warrant agreement, dated March 16, 2017, between Todos Medical Ltd. and Dr. Wee Yue Chew (filed as Exhibit 4.12 to Form 20-F (File No. 333-209744) filed on May 1, 2017).

10.2	Share Purchase and Assignment of License Agreement among Todos Medical Ltd., Amarantus Bioscience Holdings, Inc., and Breakthrough Diagnostics, Inc., dated February 27, 2019, filed as Exhibit 4.4 to the Company’s Form 6-K filed on February 28, 2019

10.3	Marketing and Reseller Agreement, between the Company and Care G.B. Plus Ltd., dated December 20, 2018 filed as Exhibit 4.10 to the Company’s Form 20-F filed on March 28, 2019.

10.4	Exclusive option agreement among the Company, Strategic Investment Holdings, LLC, Ascenda BioSciences LLC and Provista Diagnostics, Inc. dated January 6, 2020. filed as Exhibit 10.8 to the Company’s Registration Statement on Form F-1/A, filed on August 17, 2020.

10.5	2% Convertible Redeemable Note made by the Company in favor of Shmuel Rotbard in the original principal amount of $375,000 dated June 15, 2020 filed as Exhibit 10.9 to the Company’s Registration Statement on Form F-1/A, filed on August 17, 2020.

10.6	Securities Purchase Agreement with Daniel Reich, dated June 23, 2020. filed as Exhibit 10.10 to the Company’s Registration Statement on Form F-1/A, filed on August 17, 2020.

10.7	Securities Purchase Agreement with Alexsander Shmuel Bar On, dated June 29, 2020. filed as Exhibit 10.11 to the Company’s Registration Statement on Form F-1/A, filed on August 17, 2020

10.8	Securities Purchase Agreement, dated July 9, 2020, with Leviston Resources, LLC. filed as Exhibit 10.12 to the Company’s Registration Statement on Form F-1/A, filed on August 17, 2020.

10.9	Form of convertible note dated July 28, 2020, between the Company and the Todos Investors. filed as Exhibit 10.13 to the Company’s Registration Statement on Form F-1/A, filed on August 17, 2020.

10.10	Purchase Agreement dated as of August 4, 2020 by and between Todos Medical Ltd. and Lincoln Park Capital Fund, LLC. filed as Exhibit 10.1 to the Company’s Form 6-K filed on August 6, 2020.

10.11	Registration Rights Agreement dated as of August 4, 2020 by and between Todos Medical Ltd. and Lincoln Park Capital Fund, LLC, filed as Exhibit 10.2 to the Company’s Form 6-K filed on August 6, 2020.

10.12	Research and License Agreement with B.G. Negev Technologies and Applications Ltd. and Mor Research Applications Ltd., dated April 26, 2010, as amended June 25, 2012 (filed as Exhibit 10.1 to the Company’s registration statement on Form F-1 (File No. 333- 209744) filed on February 26, 2016).

10.13	Addendum No. 2 to Research and License Agreement Dated March 19, 2017, as amended on June 25, 2012 with B.G. Negev Technologies and Applications Ltd. and Mor Research Applications Ltd. (filed as Exhibit 4.2 to Form 20-F (File No. 333- 209744) filed on May 1, 2017).

10.14	Employment Agreement between the Company and Dr. Herman Weiss, dated March 25, 2019, filed as Exhibit 10.11 to the Company’s Registration Statement on Form F-1 filed on April 22, 2019

10.15	Loan Agreement dated March 24, 2020 by and between Todos Medical Ltd. and Ethel Zelniec, filed as Exhibit 10.19 on the Company’s Registration Statement on Form F-1/A, filed on August 17, 2020.

10.16	Loan Agreement dated February 25, 2020 by and between Todos Medical Ltd. and Ethel Zelniec, filed as Exhibit 10.20 on the Company’s Registration Statement on Form F-1/A, filed on August 17, 2020.

10.17	Loan Agreement dated January 23, 2020, by and between Todos Medical Ltd. and Bel Har Investments Ltd., filed as Exhibit 10.21 on the Company’s Registration Statement on Form F-1/A, filed on August 17, 2020.

10.18	Loan Agreement dated March 23, 2020 by and between Todos Medical Ltd. and Bel Har Investments Ltd., filed as Exhibit 10.22 on the Company’s Registration Statement on Form F-1/A, filed on August 17, 2020.

10.19	Loan Agreement dated March 24, 2020 by and between Todos Medical Ltd. and DPH Investments Ltd., filed as Exhibit 10.23 on the Company’s Registration Statement on Form F-1/A, filed on August 17, 2020.

10.20	Loan Agreement dated March 22, 2020 by and between Todos Medical Ltd. and Avner Krohn, filed as Exhibit 10.24 on the Company’s Registration Statement on Form F-1/A, filed on August 17, 2020.

10.21	Loan Agreement dated March 15, 2020 by and between Todos Medical Ltd. and Shmuel Rotbard, filed as Exhibit 10.25 on the Company’s Registration Statement on Form F-1/A, filed on August 17, 2020.

10.22	Form of Loan Agreement dated March 24, 2020 by and between Todos Medical Ltd. and DPH Investments Ltd., filed as Exhibit 10.26 on the Company’s Registration Statement on Form F-1/A, filed on August 17, 2020.

TODOS MEDICAL LTD.

10.23	Form of Loan Agreement dated March 24, 2020 by and between Todos Medical Ltd. and Tehresa Yee Ling Tan, filed as Exhibit 10.27 on the Company’s Registration Statement on Form F-1/A, filed on August 17, 2020.

10.24	Loan Agreement dated January 27, 2020 by and between Todos Medical Ltd. and Greentree Financial Group Inc., filed as Exhibit 10.28 on the Company’s Registration Statement on Form F-1/A, filed on August 17, 2020.

10.26	Receivables Financing Agreement effective as of June 19, 2020 by and among Toledo Advisors L.L.C., Corona Diagnostics LLC, Todos Medical USA, a Nevada corporation and Todos Medical Ltd.

10.27	Amendment to Receivables Financing Agreement effective as of November 19, 2020 by and among Toledo Advisors L.L.C., Corona Diagnostics LLC, Todos Medical USA, a Nevada corporation and Todos Medical Ltd.

10.28	Secured Convertible Equipment Loan Agreement, dated November 4, 2020, between Todos Medical Ltd. and Friends of Yeshiva Orot Hateshuva Inc

10.29	Secured Convertible Equipment Loan Agreement, dated December 31, 2020, between Todos Medical Ltd. and Harper Advance LLC.

10.30	Non-Exclusive Distribution Agreement, dated March 17, 2020 between Todos Medical Ltd. and 3D Biomedicine Science and Technology Co. Ltd.

10.31	Medical Device Distribution Agreement, dated June 4, 2020 between Todos Medical Ltd. and 3D Biomedicine Science and Technology Col. Ltd.

10.32	Distribution Agreement dated June 18, 2020 between Todos Medical Ltd. and Meridian Health Services Network, Inc.

10.33	Distribution Agreement, dated July 23, 2020, between Todos Medical Ltd. and PCL Inc.

10.34	Amendment No. 1, dated July 28, 2020, to the Binding Joint Venture Agreement between Todos Medical Ltd. and Amarantus Bioscience Holdings, Inc

10.35	Securities Purchase Agreement dated as of January 22, 2021, between Todos Medical Ltd and Yozma Global Genomic Fund 1, filed as Exhibit 10.1 on the Company’s Form 8-K filed January 26, 2021.

10.36	Form of Promissory Convertible Note issued by Todos Medical Ltd to Yozma Global Genomic Fund 1, filed as Exhibit 10.2 on the Company’s Form 8-K filed January 26, 2021.

10.37	Form of Ordinary Share Purchase Warrant issued by Todos Medical Ltd. to Yozma Korea Group Ltd., filed as Exhibit 10.3 on the Company’s Form 8-K filed on January 26, 2021.

10.38	Form of Securities Purchase Agreement, dated April 8, 2021, between Todos Medical Ltd. and the Purchaser, filed as Exhibit 10.1 on the Company’s Form 8-K filed April 14, 2021.

10.39	Form of Promissory Convertible Note issued by Todos Medical Ltd. to the Purchaser, filed as Exhibit 10.2 on the Company’s Form 8-K filed April 14, 2021.

10.40	Form of Ordinary Share Purchase Warrant issued by Todos Medical Ltd. to the Purchaser, filed as Exhibit 10.3 on the Company’s Form 8-K filed on April 14, 2021.

10.41	Agreement to Purchase Provista Diagnostics, Inc. dated April 19, 2021, filed as Exhibit 10.1 on the Company’s Form 8-K filed on April 23, 2021.

10.42	Securities Purchase Agreement dated April 19, 2021, filed as Exhibit 10.2 on the Company’s Form 8-K filed on April 23, 2021.

10.43	Convertible Promissory Note dated April 19, 2021, filed as Exhibit 10.3 on the Company’s Form 8-K filed on April 23, 2021.

10.44	Security Agreement dated April 19, 2021, filed as Exhibit 10.4 on the Company’s Form 8-K filed on April 23, 2021.

10.45	Proxy Statement filed as Exhibit 99.1 on the Company’s Form 8-K filed on June 28, 2021.

10.46	Securities Purchase Agreement dated as of April 27, 2021, filed as Exhibit 10.1 on the Company’s Report on Form 8-K filed on April 30,2021.

10.47	Promissory Convertible Note dated April 2021, filed as Exhibit 10.2 on the Company’s Report on Form 8-K filed on April 30, 2021.

10.48	Ordinary Share Purchase Warrant dated April 2021, filed as Exhibit 10.3 on the Company’s Report on Form 8-K filed on April 30, 2021.

10.49	Securities Purchase Agreement dated as of July 7, 2021, filed as Exhibit 10.1 on the Company’s Report on Form 8-K filed on July 8, 2021.

10.50	Promissory Convertible Note dated July 7, 2021, filed as Exhibit 10.2 on the Company’s Report on Form 8-K filed on July 8, 2021.

10.51	Ordinary Shares Purchase Warrant dated July 7, 2021, filed as Exhibit 10.3 on the Company’s Report on Form 8-K filed on July 8, 2021.

10.52	Securities Purchase Agreement dated as of September 15, 2021, filed as Exhibit 10.1 on the Company’s Report on Form 8-K filed on September 24, 2021.

10.53	Promissory Convertible Note dated September 15, 2021, filed as Exhibit 10.2 on the Company’s Report on Form 8-K filed on September 24, 2021.

10.54	Ordinary Shares Purchase Warrant dated September 15, 2021, filed as Exhibit 10.3 on the Company’s Report on Form 8-K filed on September 24, 2021.

10.55	Securities Purchase Agreement dated October 21, 2021, between the Company and Kips Bay Select LP, filed as Exhibit 10.1 on the Company’s Report on Form 8-K filed on October 22, 2021

10.56	Promissory Convertible Note dated October 21, 2021, issued by the Company to Kips Bay Select LP, filed as Exhibit 10.2 on the Company’s Report on Form 8-K filed on October 22, 2021.

10.57	Ordinary Shares Purchase Warrant dated October 21, 2021, issued by the Company to Kips Bay Select LP, filed as Exhibit 10.3 on the Company’s Report on Form 8-K filed on October 22, 2021.

10.58	Share Purchase Agreement, dated March 11, 2022, among the Company, 3CL Sciences Ltd., an Israeli corporation, and NLC Pharma Ltd., an Israeli corporation, filed as Exhibit 10.1 on the Company’s Report on Form 8-K filed on March 16, 2022

21.1	List of Subsidiaries

24.1	Power of Attorney (included on signature page to annual report).

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

ITEM 16.	FORM 10-K SUMMARY

None.

TODOS MEDICAL LTD.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TODOS MEDICAL LIMITED

By:	/s/ Gerald Commissiong
Name:	Gerald Commissiong
Title:	President and Chief Executive Officer
Dated:	March 31, 2022

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

	Name	Title	Date

By:	/s/ Dr. Herman Weiss	Chairman of the Board of Directors	March 31, 2022
Dr. Herman Weiss

By:	/s/ Gerald Commissiong	President and Chief Executive Officer and Director	March 31, 2022
Gerald Commissiong

By:	/s/ Daniel Hirsch	Chief Financial Officer	March 31, 2022
	Daniel Hirsch	(Principal Financial Officer)

By:	/s/ Lauren Chung	Director	March 31, 2022
Lauren Chung

By:	/s/ Moshe Schlisser	Director	March 31, 2022
Moshe Schlisser

By:	/s/ Moshe Abramowitz	Director	March 31, 2022
Moshe Abramowitz

