Form 10-Q
period 2022-03-31
TODOS MEDICAL LTD.
filed 2022-05-16
CIK 1645260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2022

For the three months ended March 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of May 13, 2022, the registrant had 1,193,175,121 ordinary shares outstanding.

TODOS MEDICAL LTD.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2022

2

General and Where You Can Find Other Information

Unless otherwise indicated, all references to the “Company,” “we,” “our,” “Todos” and “Todos Medical” refer to Todos Medical Limited and its subsidiaries, Todos Medical USA, a Nevada corporation, Todos Medical Singapore Pte. Ltd., a Singaporean corporation, Corona Diagnostics, LLC, a Nevada limited liability company and a subsidiary of Todos Medical USA, Breakthrough Diagnostics Inc., a Nevada corporation, and 3CL Sciences Ltd., an Israeli corporation. References to “revenues” refer to net revenues. References to “U.S. dollars,” “dollars,” “U.S. $” and “$” are to the lawful currency of the United States of America, and references to “NIS” are to new Israeli shekels. All references to “shares” in this quarterly report on Form 10-Q refer to the pre-reverse split ordinary shares of Todos Medical Ltd., par value NIS 0.01 per share. As is discussed elsewhere in this annual report on Form 10-Q, on July 26, 2021, Todos’ shareholders approved a reverse split of its shares based upon a ratio to be determined by Todos’ management, and at their next annual meeting, Todos’ shareholders will be asked to approve an extension of the deadline for the reverse split.

3

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TODOS MEDICAL LTD.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2022

F-1

TODOS MEDICAL LTD.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2022

TODOS MEDICAL LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands except share and per share amounts)

	As of March 31,	As of December 31,
	2022	2021
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$74	$189
Trade receivables, net	1,485	2,520
Inventories	1,642	1,603
Other current assets	841	404
Total current assets	4,042	4,716

Non-current assets:
Investment in affiliated companies, net	40	40
Investment in other company	455	455
Property and equipment, net	2,113	2,045
Right of use asset arising from operating lease	123	143
Goodwill	5,594	6,216
Intangible assets	1,350	1,500
Total non-current assets	9,675	10,399

Total assets	$13,717	$15,115

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Receivables financing facility, net	$895	$-
Loans, net	2,708	2,023
Accounts payable	3,299	2,276
Other current liabilities	3,501	4,284
Liability for minimum royalties	417	377
Total current liabilities	10,820	8,960

Non-current liabilities:
Convertible bridge loans, net	27,028	25,406
Fair value of bifurcated convertible feature of convertible bridge loans	187	4,182
Operating lease liability	118	141
Deferred taxes	284	315
Liability for minimum royalties	196	183
Other non-current liabilities	245	140
Total non-current liabilities	28,058	30,367

Shareholders’ deficit:
Ordinary Shares of NIS 0.01 par value each:
Authorized: 5,000,000,000 shares at March 31, 2022 and December 31, 2021; Issued and outstanding: 1,140,376,586 shares and 975,644,432 shares at March 31, 2022 and December 31, 2021, respectively	3,423	2,913
Additional paid-in capital	69,599	63,470
Accumulated deficit	(98,183)	(90,595)
Total shareholders’ deficit	(25,161)	(24,212)
Total liabilities and shareholders’ deficit	$13,717	$15,115

The accompanying notes are an integral part of these condensed consolidated financial statements.

TODOS MEDICAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands except share and per share amounts)

	Three months period ended March 31,
	2022	2021
	Unaudited

Revenues	$2,199	$5,031
Cost of revenues	(1,317)	(3,235)
Gross profit	882	1,796

Research and development expenses	(442)	(713)
Sales and marketing expenses	(1,081)	(1,358)
General and administrative expenses	(3,476)	(1,562)

Operating loss	(4,117)	(1,837)

Financing expenses, net	(3,471)	(15,654)
Share in losses of affiliated companies accounted for under equity method, net	-	(66)

Net loss	$(7,588)	$(17,557)

Basic net loss per share	$(0.01)	$(0.04)
Diluted net loss per share	$(0.01)	$(0.04)

Weighted average number of ordinary shares outstanding attributable to ordinary shareholders used in computation of basic net loss per share	1,036,898,212	462,650,478
Weighted average number of ordinary shares outstanding attributable to ordinary shareholders used in computation of diluted net loss per share	1,036,898,212	464,214,552

TODOS MEDICAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(U.S. dollars in thousands except share and per share amounts)

	Ordinary shares		Additional paid-in	Accumulated	Total Shareholders’
	Shares	Amount	capital	deficit	deficit

Balance as of December 31, 2021	975,644,432	$2,913	$63,470	$(90,595)	$(24,212)
Changes during the three months period ended March 31, 2022:
Partial conversion of convertible loans into ordinary shares	49,620,690	152	1,652	-	1,804
Partial conversion of convertible bridge loans into ordinary shares	97,611,464	305	2,962	-	3,267
Conversion of warrants into ordinary shares	16,000,000	49	(49)	-	-
Stock-based compensation to employees and directors	-	-	857	-	857
Issuance of ordinary shares to service providers	1,500,000	4	707	-	711
Net loss for the period	-	-	-	(7,588)	(7,588)
Balance as of March 31, 2022 (unaudited)	1,140,376,586	3,423	69,599	(98,183)	(25,161)

	Ordinary shares		Additional paid-in	Accumulated	Total Shareholders’
	Shares	Amount	capital	deficit	deficit

Balance as of December 31, 2020	376,335,802	$1,059	$35,211	$(47,281)	$(11,011)
Changes during the three months period ended March 31, 2021:
Issuance of ordinary shares as settlement of previous commitments	2,500,000	8	(8)	-	-
Partial conversion of convertible bridge loans into ordinary shares	134,358,817	409	6,461	-	6,870
Issuance of ordinary shares upon modification of terms relating to convertible straight loan transaction	2,000,000	6	82	-	88
Issuance of stock warrants as part of convertible bridge loan received	-	-	792	-	792
Issuance of ordinary shares in exchange for equity line received	5,229,809	16	239	-	255
Issuance of ordinary shares as collateral for loan repayment	20,000,000	61	809	-	870
Issuance of ordinary shares or commitment for issuance of fixed number of ordinary shares to service providers	11,921,053	36	30	-	66
Stock-based compensation to employees and directors	-	-	169	-	169
Net loss for the period	-	-	-	(17,557)	(17,557)
Balance as of March 31, 2021 (unaudited)	552,345,481	1,595	43,785	(64,838)	(19,458)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TODOS MEDICAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Three months period ended March 31,
	2022	2021
	Unaudited	Unaudited
Cash flows from operating activities:
Net loss	$(7,588)	$(17,557)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	197	156
Interest on revolving credit line	597	-
Liability for minimum royalties	54	12
Stock-based compensation	1,568	235
Modification of terms relating to straight loan transaction	-	(6)
Share in losses of affiliated company	-	66
Direct and incremental issuance costs allocated to conversion feature of convertible bridge loan	-	169
Change in fair value, amortization of discounts and accrued interest on convertible bridge loans	6,127	15,033
Amortization of discounts and accrued interest on straight loans	164	861
Change in fair value of derivative warrants liability and fair value of warrants expired	-	(201)
Change in fair value of liability related to conversion feature of convertible bridge loans	(3,431)	(977)
Decrease (increase) in trade receivables	1,035	(41)
Increase in inventories	(38)	(1,054)
Decrease (increase) in other current assets	(294)	670
Increase (decrease) in accounts payable	1,024	(389)
Decrease in deferred revenues	-	(844)
Increase (decrease) in other current liabilities	(678)	687

Net cash used in operating activities	(1,263)	(3,180)

Cash flows from investing activities:
Purchase of property and equipment	(244)	(658)
Investment in other companies	-	(231)
Net cash used in investing activities	(244)	(889)

Cash flows from financing activities:
Proceeds from straight loans, net	725	1,677
Proceeds (repayment) of Receivables financing facility	879	(1,056)
Repayment of straight loans	(189)	(941)
Repayment of convertible bridge loans	-	(677)
Proceeds from issuance of units consisting of convertible bridge loans, stock warrants and shares, net	-	4,012
Repayments of right of use asset arising from operating leases	(23)	-
Proceeds from issuance of ordinary shares through equity line	-	255
Net cash provided by financing activities	1,392	3,270

Change in cash, cash equivalents	(115)	(799)
Cash, cash equivalents at beginning of period	189	935
Cash, cash equivalents at end of period	$74	$136

The accompanying notes are an integral part of these condensed consolidated financial statements.

TODOS MEDICAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont.)

(U.S. dollars in thousands)

	Three months period ended March 31,
	2022	2021
	Unaudited	Unaudited
Supplemental disclosure of non-cash activities:

Purchasing of property and equipment included in accounts payable	-	95
Issuance of ordinary shares as collateral for loan repayment	-	870
Partial conversion of convertible bridge loans and liability related to conversion feature of convertible bridge loans into ordinary shares	5,070	6,870
Issuance of stock warrants as part of convertible bridge loan received	-	792
Issuance of ordinary shares upon modification of terms relating to convertible straight loan transaction	-	88

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

Additionally, during 2021, upon completion of the Share Purchase Agreement for the purchase of Provista Diagnostics, Inc. (see below), the Company, through Provista Diagnostics, Inc. provide diagnostic testing laboratory services currently performing COVID-19 PCR testing, primarily for the medical and entertainment industries.

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

In consideration of the 3CL shares being issued to us, we undertook to raise $10,000 for 3CL and committed to issue to NLC $3,800 worth of our ordinary shares, based upon the closing price for our ordinary shares the day before the closing of the Share Purchase Agreement. The Company and NLC agreed to identify a seasoned biopharmaceutical CEO to run 3CL going forward. The board of directors of 3CL Sciences will be made up of five (5) individuals: three (3) appointed by the Company and two (2) appointed by NLC. We anticipate that the Share Purchase Agreement will close during the second quarter of 2022, subsequent to the date on which these unaudited condensed consolidated financial statements were issued.

Revenues of the year ended March 31, 2022, resulted from sales of COVID-19 related products, testing kits and dietary supplement, Tollovid™ .. Through March 31, 2022, the Company has not yet generated any revenue from its developed cancer-screening tests TMB-1 and TMB-2 or LymPro Test™.

TODOS MEDICAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except shares amounts)

B.	Foreign operations

1.	Todos Medical (Singapore) Pte Ltd

On January 27, 2016, the Company incorporated a wholly owned subsidiary in Singapore under the name of Todos Medical (Singapore) Pte Ltd. (“Todos Singapore”) for the purpose of advancing clinical trials of the Company’s core technology for breast cancer in Southeast Asia. As of March 31, 2022, Todos Singapore has not yet commenced its business operations.

2.	Todos Medical USA

In January 2020, the Company incorporated a U.S. subsidiary named Todos Medical USA (“Todos U.S.”) for the purpose of conducting business as medical importer and distributor focused on the distribution of the Company’s testing products and services to customers in the North America and Latin America  .

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

On July 28, 2020, the Company completed the purchase of 100% of the issued and outstanding common stock of Breakthrough Diagnostics, Inc. (“Breakthrough”) for entering into the field of early detection of Alzheimer’s disease.

Breakthrough was determined to be excluding substantive process as required under the definition of business in accordance with the provisions of ASC Topic 805 “Business Combination”, it was also determined that the asset purchased had no alternative future use and therefore the entire purchase price allocated to the acquired IPR&D was charged to expense in the consolidated statement of operations.

5.	Provista Diagnostics, Inc

On April 19, 2021, the Company entered into an Agreement to Purchase Provista Diagnostics, Inc. (“Agreement to Purchase”) with Strategic Investment Holdings, LLC (“SIH”), Ascenda BioSciences LLC (“Ascenda”) and Provista Diagnostics, Inc. (“Provista”).

Pursuant to the Agreement to Purchase, the Company acquired Provista from Ascenda and SIH for an aggregate purchase price of $7,500 consisting of an initial cash payment of $1,250, the issuance of $1,500 in Ordinary Shares priced at $0.0512 per share, the issuance to SIH of a $3,500 convertible promissory note dated April 19, 2021 (the “Note”) and an additional cash payment of $1,250 in July 2021.

The Note has a maturity date of April 8, 2025, and is convertible beginning on October 20, 2021, into Ordinary Shares of the Company at a conversion price equal to the lesser of $0.05 or the volume weighted average price of the last 20 trading days for the Ordinary Shares prior to the date of conversion. In the event SIH delivers a Notice of Conversion to the Company at a per share price less than $0.05, the Company has the right to immediately notify SIH of its intention to pay the conversion amount in cash within three (3) business days of receipt of the Notice of Conversion. If, at any time between October 20, 2021 and April 20, 2022, the average of the lowest bid and closing sale price is below $0.05, the Company has the option to buy out all or any portion of the Note (the “Buyback Option”). In the event the Company exercises the Buyback Option for an amount equal to or greater than $1,170, SIH may not submit any conversions below $0.05 for ninety (90) days from receipt of the Buyback Amount.

TODOS MEDICAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands except shares amounts)

In the event that the Company uplists its Ordinary Shares to a national securities exchange, the Note shall automatically be exchanged into Series B preferred stock with a conversion price equal to the lesser of (a) $0.05, (b) the opening price on the day of the uplisting provides there is no transaction associated with the uplisting or (c) the deal price of an uplisting transaction.

As of the date of this quarterly report on Form 10-Q, SIH has not submitted a Conversion Notice.

On March 14, 2022, the Company entered into a Revolving Line of Credit Agreement with Testing 123, LLC (see Note ). Under the terms of the Revolving Line of Credit Agreement, the Company agreed to issue Testing 123, LLC shares, equal to a 10% ownership stake in Provista. In the event that additional shares of Provista are issued, the Company committed to issue the Lender additional shares such that his stake in Provista shall not be below 10%.

6.	Other entities

A.	In June 2020, the Company entered into agreement with NLC Pharma Ltd., under which Antigen COVID Test Killer was formed for the purpose of development of diagnostic candidate Antigen Killer and product commercialize through the Company’s sales channels.

See also note 1 regarding the Share Purchase Agreement with 3CL Sciences Ltd. Signed on March 11, 2022.

B.	In August 2020, the Company entered into an agreement with Care GB Plus Ltd, under which Bio Imagery Ltd. (“Bio Imagery”) has been incorporated for the purpose of developing, marketing and commercializing the Products and all the Intellectual Property of the Company (“Todos Cancer Assets”), developing new Intellectual Property, products and services, and pursue the business based on the Todos Cancer Assets and on new intellectual property that will be developed by Bio Imagery. As of March 31, 2022, Bio Imagery has not yet commenced its business operations.

The Company and its entities herein considered as the “Group”.

TODOS MEDICAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 1 - GENERAL

C.	Going concern uncertainty

The Company has devoted substantially all of its efforts to research and development of its products and raising capital to fund this development. The development and commercialization of the Company’s products are expected to require substantial further expenditures. To date, the Company has not yet generated sufficient revenues from operations to support its activities, and therefore it is dependent upon external sources for financing its operations. Since inception through March 31, 2022, the Company has incurred accumulated losses of $98,183. As of March 31, 2022, the Company’s current liabilities exceed its current assets by $6,778, and there is a shareholders’ deficit of $25,161. The Company has generated negative operating cash flow for all periods. As of May 15, 2022 (date of approval of these financial statements), the total cash and cash equivalent balance is approximately $28. Management has considered the significance of such condition in relation to the Company’s ability to meet its current obligations and to achieve its business targets and determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company plans to finance its operations through the sale of equity and to the extent available, short-term and long-term loans and also through revenues from sales of corona testing related products. There can be no assurance that the Company will succeed in obtaining the necessary financing to continue its operations as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The COVID-19 pandemic has created and may continue to create significant opportunity under the uncertainty in macroeconomic conditions, which may cause further demand for the Company’s core business related to PCR testing kits and related materials and supplies as already reflected by recognized revenues of $2,199 and $5,031 during the three months ended March 31, 2022 and 2021, respectively. However, the Company may face uncertainties around its estimates of revenue collectability and accounts receivable credit losses and its expectation to receive funds from external sources for financing its operations. The Company expects uncertainties around its key accounting estimates to continue to evolve depending on the duration and degree of impact associated with the COVID-19 pandemic. The Company estimates may change as new events occur and additional information emerges, and such changes are recognized or disclosed in the Company’s consolidated financial statements.

TODOS MEDICAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

A. Basis of presentation

The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2022 (the “2021 Form 10-K”). The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC related to interim financial statements. As permitted under those rules, certain information and footnote disclosures normally required or included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The financial information contained herein is unaudited; however, management believes all adjustments have been made that are considered necessary to present fairly the results of the Company’s financial position and operating results for the interim periods. All such adjustments are of a normal recurring nature.

The results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other interim period or for any future period.

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

E. Goodwill and intangible assets

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

During the three months ended March 31, 2022 the Company recorded $0, of impairment losses (See also Note 3B).

D. Basic and diluted net loss per ordinary share

The Company computes net loss per share in accordance with ASC 260, “Earning per Share”, which requires presentation of both basic and diluted loss per share on the face of the statement of operations.

Basic net loss per ordinary share is computed by dividing the net loss for the period applicable to ordinary shareholders, by the weighted average number of ordinary shares outstanding during the period. Diluted loss per share gives effect to all potentially dilutive common shares outstanding during the year using the treasury stock method with respect to stock options and certain stock warrants and using the if-converted method with respect to convertible bridge loans and certain stock warrants. In computing diluted loss per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. During the period of three months ended March 31, 2022 and 2021 the total weighted average number of ordinary shares related to outstanding stock options, stock warrants and convertible bridge loans excluded from the calculation of the diluted loss per share was 1,468,352,970 and 323,874,156, respectively.

TODOS MEDICAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

The net loss and the weighted average number of shares used in computing basic and diluted net loss per share for the period of three months ended March 31, 2022 and 2021, is as follows:

	Three month period ended
	2022	2021
	Unaudited	Unaudited

Numerator:
Net loss attributable to common shareholders	$7,588	$17,557
Revaluation of liability related to warrants to purchase shares of common Stock	-	168

Net loss attributable to common shareholders	$7,588	$17,725

Denominator:
Shares of common stock used in computing basic net loss per share	1,036,898,212	462,650,478
Incremental shares from assumed exercise of warrants to purchase shares of common stock	-	1,564,074

Shares of common stock used in computing diluted net loss per share	1,036,898,212	464,214,552
Net loss per share of common stock, basic and diluted	$0.01	$0.04

E. Recent Accounting Pronouncements

On October 1, 2021, the Company early adopted ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), which simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments. This guidance also eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. The new standard was effective for us beginning January 1, 2022, with early adoption permitted. The adoption of this new standard did not have a material impact on our consolidated financial statements.

Other new pronouncements issued but not effective as of March 31, 2022 are not expected to have a material impact on the Company’s consolidated financial statements.

TODOS MEDICAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 3 - SIGNIFICANT TRANSACTIONS

A.	Exchange of warrants

On March 10, 2022 the Company and Leonite Capital LLC (the “Investor”) entered into an Agreement pursuant to which, the Company agreed to issue the Investor 16,000,000 ordinary shares of the Company as full conversion of all Investor’s outstanding warrants. On March 17, 2022, the Company issued 16,000,000 ordinary shares of the Company pursuant to the agreement.

B.	Revolving Line of Credit Agreement

On March 14, 2022, the Company and Testing 123, LLC (the “Lender”) signed a Revolving Line of Credit Agreement, pursuant to which the Lender will provide the Company with a credit facility of up to $1,250 bearing a monthly interest of 5% calculated for a minimum period of 60 days. The Company may request advances under the agreement from the date of the agreement and until March 14, 2023. The Maturity date of each draw will be the earlier of (i) 60 days from the date of the loan, (ii) the occurrence of an event of default as defined in the agreement and (iii) with respect to funds received by Borrower through collections on receivables included in a Receivables Pool, as defined in the agreement, 3 days after such funds have been received by the escrow account agent or the Company.

In additional to the above the Company agreed to issue the Lender shares, equal to a 10% ownership stake in Provista. In the event that additional shares of Provista are issued, the Company committed to issue the Lender additional shares such that his stake in Provista shall not be below 10%.

As of March 31, 2022, the Company utilized $999 out of the credit facility.

The Company has estimated the portion of the 10% shares of Provista at $740 and recorded $598 as interest expenses, and $142 as prepaid interest expenses under Other Current Assets.

C.	Issuance of Ordinary Shares

1.	On January 13, 2022, the Company issued 1,500,000 ordinary shares, valued at $711, to a service provider of which 1,250,000 ordinary shares were issued in exchange of previous commitment to issue a fixed number of shares .

2.	During the period of three months ended March 31, 2022, Principal Amount and unpaid Interest in total amount of $613 (valued at $3,266) have been converted into 97,611,464 ordinary shares .

3.	On February 4, 2022 and March 10, 2022, the Company issued total of 49,620,690 ordinary shares, valued at $1,804.

D.	Settlement Agreement with Toledo Advisors LLC

On April 7, 2022, the Company and Toledo Advisors LLC (“Toledo”) signed a Settlement Agreement pursuant to which upon execution of the agreement the Company shall pay Toledo $130 and shall issue to Toledo $200 worth of ordinary shares. Upon delivery of the cash payment and shares the parties shall file and discontinue the compliant file by Toledo on January 7, 2022 and Toledo irrevocably and unconditionally, shall release and discharge the Company from its June 19, 2020 financing agreement and July 28, 2020 Royalty Agreement. The financial statements as of March 31, 2022, includes an income of $153 as a result of the cancelation of prior agreements.

NOTE 4 - STOCK BASED COMPENSATION

Stock-based compensation expenses incurred for employees (and directors) and non-employees for the period of three months ended March 31, 2022, amounted to $857.

A. STOCK OPTIONS

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

TODOS MEDICAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

The 2015 Plan permits grant of up to 6,000,000 options to purchase ordinary shares subject to adjustments set in the 2015 Plan. As of March 31, 2022, there were 2,338,838 ordinary shares available for future issuance under the 2015 Plan.

The following table presents the Company’s stock option activity for employees and directors of the Company during the periods of three months ended March 31, 2022 and 2021:

	Number of Options	Weighted Average Exercise Price
	Unaudited	Unaudited
Outstanding as of January 1, 2022	16,295,083	0.040
Granted	-	-
Forfeited or expired	-	-
Outstanding as of March 31, 2022	16,295,083	0.040
Exercisable as of March 31, 2022	2,138,525	0.053

Outstanding as of January 1, 2021	3,682,818	0.663
Granted	-	-
Forfeited or expired	(1,137,735)	0.003
Outstanding as of March 31, 2021	2,545,083	0.095
Exercisable as of March 31, 2021	254,508	0.095

As of March 31, 2022, the aggregate intrinsic value for the stock options outstanding and exercisable according to $0.02 price per share is $0, with a weighted average remaining contractual life of 4.2 years.

B. RESTRICTED STOCK UNITS

The Company issues restricted stock units (“RSU”) under the 2015 Plan to employees and non-employees. The following table outlines the restricted stock awards activity for the Company’s during the periods of three months ended March 31, 2022 and 2021:

Number of RSU’s
Unaudited
Outstanding as of January 1, 2022	41,967,152
Granted	10,000,000
Vested	(3,782,699)
Forfeited or expired	-
Outstanding as of March 31, 2022	48,184,453
Weighted average grant date fair value of restricted stock awards granted during the period	0.029

Outstanding as of January 1, 2021	9,687,500
Granted	-
Vested	(1,562,500)
Forfeited or expired	-
Outstanding as of March 31, 2021	8,125,000

TODOS MEDICAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 5 – FINANCING EXPENSES, NET

	Three months period ended March 31,
	2022	2021
	Unaudited	Unaudited

Modification of terms relating to straight loan transaction	$-	$(6)
Amortization of discounts and accrued interest on convertible bridge loans	6,127	15,033
Amortization of discounts and accrued interest on straight loans	164	861
Change in fair value of derivative warrants liability and fair value of warrants expired	-	(201)
Change in fair value of liability related to conversion feature of convertible bridge loans	(3,431)	(977)
Direct and incremental issuance costs allocated to conversion feature of convertible bridge loan	-	169
Settlement in cash of prepayment obligation related to convertible bridge loan	-	182
Interest and related royalties under receivables financing facility	(153)	238
Amortization of prepaid expenses related to commitment shares in connection with receivables financing facility and equity line	567	293
Exchange rate differences and other finance expenses	197	62
Financing (income) expenses, net	$3,471	$15,654

NOTE 6 – TAXES ON INCOME

A.	Deferred income taxes reflect the net tax effects of net operating loss and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

As of March 31,
2022
Unaudited
Composition of deferred tax assets:
Net operating loss carry-forward	$6,747
Research and development credits	-
Allowance for Bad Debt
Others	-
Net deferred tax asset before deferred tax liabilities and valuation allowance	6,747

Composition of deferred tax liabilities:
Intangible assets upon acquisition of subsidiary	284
Depreciation costs	197
Net deferred tax asset before valuation allowance	6,266

Valuation allowance	(6,550)
Net deferred tax liability	(284)

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are utilized. Based on consideration of these factors, the Company recorded a full valuation allowance as of March 31, 2022.

TODOS MEDICAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

B.	For the period of three months ended March 31, 2022, the following table reconciles the statutory income tax rate to the effective income tax rate:

Three months ended March 31,
2022
Unaudited

Tax rate	23%

Tax expense (benefit) at statutory rate	$(1,579)
Tax rate differential	25
Permanent differences with respect to stock-based compensation	359
Permanent differences with respect to derivative warrants liabilities, bifurcated conversion feature and convertible loans	613
Others
Loss carryforwards and others	582
Income tax expense (benefit)	$-

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

B.	Information about reported segment profit or loss and assets

			COVID-19
	Breast Cancer Test	Alzheimer	Testing and related products	Un-allocated	Total
	Unaudited
Three months ended March 31, 2022
Revenues	-	-	2,199	-	2,199
Operating loss	(1,107)	-	(1,303)	(1,707)	(4,117)
Unallocated amounts:
Financing expenses, net				(3,471)	(3,471)
Share in losses of affiliated companies accounted for under equity method, net				-	-
Net loss	(1,107)	-	(1,303)	(5,178)	(7,588)

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

C.	Revenues by geographic region are as follows:

	Three months period ended March 31,
	2022	2021
	Unaudited
Israel	$-	$-
United States	2,199	5,031
Total	2,199	5,031

TODOS MEDICAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

D.	Property and equipment, net, by geographic areas:

	As of March 31,	As of December 31,
	2022	2021
	Unaudited
Israel	$31	$34
United States	2,082	2,011
Property and equipment, net	$2,113	$2,045

E.	Major customers

	As of March 31,
	2022	2021
Client A	-	85.3%
Client B	27.2%	-

Client D	11.2%	-
Total	38.4%	85.3%

NOTE 8 – EVENTS SUBSEQUENT TO THE BALANCE SHEET DATE

The Company evaluated all events and transactions that occurred subsequent to the balance sheet date and prior to the date on which these unaudited condensed consolidated financial statements were issued, and determined that no events required disclosure.
F-19

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

Overview

●	Todos Medical Ltd. (“Todos Medical,” the “Company,” “we,” “our,” “us”), is an in vitro diagnostics company focused on distributing comprehensive solutions for COVID-19 screening and diagnosis and developing blood tests for the early detection of cancer and Alzheimer’s disease.

●	Todos has entered into distribution agreements with companies to distribute certain novel coronavirus (COVID-19) test kits. The agreements cover multiple international suppliers of PCR testing kits and related materials and supplies, as well as antibody testing kits from multiple manufacturers after completing validation of said testing kits and supplies in its partner CLIA/CAP certified laboratory in the United States. Todos has combined the PCR testing kits with automated lab equipment to create lab workflows capable of performing up to 40,000 PCR tests per day. Todos has entered into supply agreements with CLIA/CAP certified laboratories in the United States to deploy these PCR workflows. Todos has formed strategic partnerships with Meridian Health and other strategic partners to deploy COVID-19 antigen and antibody testing in the United States. Additionally, the Company is developing a lab-based COVID-19 3CL protease test to determine whether a COVID-19 positive patient remains contagious after quarantine is complete and is further developing point-of-care-based embodiments of the lab test for use in screening programs worldwide.

●	In December 2020, Todos announced the commercial launch of its proprietary 3CL protease inhibitor dietary supplement Tollovid™ at The Alchemist’s Kitchen in SoHo district in Manhattan, New York. Tollovid, a mix of botanical extracts, is being targeted to support healthy immune function against circulating coronaviruses. Tollovid’s mechanism of action is to inhibit the activity of the 3CL protease, a key protease required for the intracellular replication of coronaviruses. Tollovid was granted a Certificate of Free Sale by the US Food & Drug Administration in August 2020, allowing its commercial sale anywhere in the United States.

●	On March 11, 2022, we entered into a Share Purchase Agreement with 3CL Sciences Ltd. (“3CL”) and NLC Pharma Ltd. (“NLC”), pursuant to which we will acquire 52% of the issued and outstanding shares of 3CL and NLC will acquire 48% of the issued and outstanding shares of 3CL (the “Share Purchase Agreement”). Immediately prior to entering into the Share Purchase Agreement, NLC conveyed to 3CL all of the therapeutic, diagnostic, dietary supplement and pharmaceutical assets from NLC that relate to 3CL protease biology (which is used in the development, manufacture, sale and distribution of Tollovid™ and Tollovir™).

●	Additionally, the Company’s patented Todos Biochemical Infrared Analyses (TBIA) is a cancer-screening technology using peripheral blood analysis that deploys deep examination into cancer’s influence on the immune system, looking for biochemical changes in blood mononuclear cells and plasma. Todos’ two internally developed cancer-screening tests, TMB-1 and TMB-2 have received a CE mark in Europe.

●	In the second quarter of 2021, Todos purchased rights to Provista Diagnostics, Inc.’s Alpharetta, Georgia-based CLIA/CAP certified lab and Provista’s proprietary commercial-stage Videssa® breast cancer blood test.

●	Todos is also developing blood tests for the early detection of neurodegenerative disorders, such as Alzheimer’s disease.

●	In July 2020, Todos completed the acquisition of Breakthrough Diagnostics, Inc., the owner of the LymPro Test intellectual property, from Amarantus Bioscience Holdings, Inc.

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

●	In October 2021, we announced positive clinical validation data for our 3CL protease biomarker assay TolloTest™ in a clinical study evaluating its sensitivity compared with PCR in hospitalized COVID-19 patients, patients hospitalized for conditions other than COVID-19 and individuals exposed to confirmed COVID-19 subjects in the community outpatient setting and healthy controls. The results clinically validated the sensitivity of the 3CL protease biomarker compared with SARS-CoV-2 PCR, confirmed positive results in both the hospital and outpatient setting, and provided key insights on the potential role the 3CL protease biomarker could play in assessing the COVID infectivity status of infected patients being released from quarantine and opening the diagnostic window to include earlier diagnosis of individuals from time of time known exposure. The Company sees multiple use cases for the 3CL protease biomarker as an adjunct to both PCR testing and antigen testing for SARS-CoV-2.

●	Our two most advanced blood tests for cancer are for the screening and diagnosis of breast cancer. TM-B1 is our breast cancer test for the screening and diagnosis of breast cancer in all women, and TM-B2 is our breast cancer test for the screening and diagnosis of breast cancer in women who have ‘dense breasts.’ Dense breasts, medically categorized as BI-RADS 3 and BI-RADS 4, make mammograms largely ineffective because the biophysical structure of the breast does not allow high enough resolution on the mammogram X-ray to determine whether or not a tumor is present, leading to potentially unnecessary additional imaging tests and breast biopsies in women who have dense breasts.

●	Additionally, our TMC blood test is for the screening and diagnosis of colon cancer.

●	The Lymphocyte Proliferation Test (LymPro Test™) is a diagnostic blood test that determines the ability of peripheral blood lymphocytes (PBLs) and monocytes to withstand an exogenous mitogenic stimulation that induces them to enter the cell cycle. It is believed that certain diseases, most notably Alzheimer’s disease, are the result of compromised cellular machinery that leads to aberrant cell cycle re-entry by neurons, which then leads to apoptosis. LymPro is novel in the use of peripheral blood lymphocytes as a surrogate for neuronal cell function, suggesting a common relationship between PBLs and neurons in the brain.

Operating Results

Revenues

During the three months ended March 31, 2022, we generated revenues of $2,199,456, compared to $5,031,097 in revenues during the three months ended March 31, 2021. Such revenues were generated by the Company and through our U.S. subsidiaries, Corona Diagnostics, LLC and Provista Diagnostics, Inc.

Operating Expenses

Our current operating expenses consist of four components - cost of revenues, research and development expenses, marketing expenses and general and administrative expenses.

Cost of revenues

Our cost of revenues consists primarily of materials, depreciation and other related cost of revenues expenses.

The following table discloses the breakdown of cost of revenues:

	Three Months Ended March 31
	2022	2021
Materials and other costs	$1,144,337	$3,086,314
Depreciation	172,778	148,815
Total	$1,317,115	$3,235,129

Research and Development Expenses

Our research and development expenses consist primarily of salaries and related personnel expenses, subcontracted work and consulting and other related research and development expenses.

The following table discloses the breakdown of research and development expenses:

	Three Months Ended March 31
	2022	2021

Professional fees	$71,332	$100,234
Laboratory and materials	366,217	602,567
Depreciation	3,589	7,425
Insurance and other expenses	1,117	2,380
Total	$442,255	$712,606

We expect that our research and development expenses will materially increase as we plan to rapidly recruit more employees in order to accelerate our research and development efforts.

Sales and Marketing expenses

Sales and marketing expenses consist primarily of salaries and share-based compensation expense.

The following table discloses the breakdown of sales and marketing expenses:

	Three Months Ended March 31
	2022	2021
Share based compensation	$-	$44,771
professional fees, salaries and other expenses	1,080,474	1,313,466
Total	$1,080,474	$1,358,237

General and administrative

General and administrative expenses consist primarily of salaries, share-based compensation expense, professional service fees (for accounting, legal, bookkeeping, intellectual property and facilities), directors fee and insurance and other general and administrative expenses.

The following table discloses the breakdown of general and administrative expenses:

	Three Months Ended March 31
	2022	2021
Salaries and related expenses	$642,834	42,066
Share-based compensation	1,179,938	200,539
Rent and maintenance expenses	149,421	4,513
Communication and investor relations	46,800	22,500
doubtful debts	736,441	311,274
Depreciation	20,462	-
Professional fees	627,977	956,963
Insurance and other expenses	72,114	24,322

Total	$3,475,987	1,562,177

Comparison of the three months ended March 31, 2022, to the three months ended March 31, 2021:

Results of Operations

Revenues. Our revenues for the three months ended March 31, 2022, were $2,199,456, compared to 5,031,097 revenues during the three months ended March 31, 2021, representing a net decrease of $2,831,641, or 56%. The decrease in our revenues is a result of the reduction in sales of our COVID-19 testing products through our U.S. subsidiary, Corona Diagnostics, LLC which was somewhat offset by sales of Tollovid™, which commenced in the fourth quarter of 2021.

Cost of revenues. Our cost of revenues for the three months ended March 31, 2022, were $1,317,115, compared to $3,235,129 during the three months ended March 31, 2021, representing a net decrease of $1,918,014, or 59%. The decrease in our cost of revenues is related to the decrease in sales of our COVID-19 testing products.

Research and Development Expenses. Our research and development expenses for the three months ended March 31, 2022, were $442,255 compared to $712,606 for the three months ended March 31, 2021, representing a net decrease of $270,351, or 38%. The decrease is primarily due to a decrease in professional fees and other research and development costs in connection with providing Covid testing services.

Sales and Marketing Expenses. Our sales and marketing expenses decreased from $1,358,237 in the three months ended March 31, 2021, to $1,080,474 in the three months ended March 31, 2022, a decrease of $277,763 or 20%.

General and Administrative Expenses. Our general and administrative expenses for the three months ended March 31, 2022, were $3,475,987, compared to $1,562,177 for the three months ended March 31, 2021, providing an increase of $1,913,810 or 123%. The increase is primarily due to an increase in stock-based compensation, salaries and related expenses, and doubtful debts partially offset by a decrease in professional services.

Finance (Income) Expenses, Net. Our net finance expenses for the three months ended March 31, 2022 was $3,471,000 compared to net finance expenses of $15,654,635 for the three months ended March 31, 2021, providing a decrease of $12,183,638 or 78%. The decrease is primarily due to changes in the fair value of warrants liability and amortization of discounts and accrued interest on convertible bridge loans.

Share in losses of affiliated company is accounted for under the equity method. Our share in losses of affiliated company accounted for under the equity method amounted to $65,469 in the three months ended March 31, 2021 ($0 in the three months ended March 31, 2022).

Net Loss. Our net loss for the three months ended March 31, 2022 was $7,588,375, compared to $17,557,484 for the three months ended March 31, 2021, providing a decrease of $9,969,109 or 57%. The decrease is primarily due to a decrease in the decrease in finance expenses, net as well as other changes as mentioned above.

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

Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we elected to rely on other exemptions, including without limitation, (i) providing an auditor’s attestation report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis). These exemptions applied until the last day of the 2021 fiscal year (the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement under the Securities Act).

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

The table below presents our cash flows:

STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Three months period ended March 31,
	2022	2021
	Unaudited	Unaudited
Cash flows from operating activities:
Net loss	$(7,588)	$(17,557)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	197	156
Interest on revolving credit line	597	-
Other losses	30	-
Liability for minimum royalties	54	12
Stock-based compensation	1,568	235
Modification of terms relating to straight loan transaction	-	(6)
Direct and incremental issuance costs allocated to conversion feature of convertible bridge loan	-	169
Change in fair value, amortization of discounts and accrued interest on convertible bridge loans	6,127	15,033
Amortization of discounts and accrued interest on straight loans	164	861
Change in fair value of derivative warrants liability and fair value of warrants expired	-	(201)
Change in fair value of liability related to conversion feature of convertible bridge loans	(3,431)	(977)
Decrease (increase) in trade receivables	1,035	(41)
Increase in inventories	(38)	(1,054)
Decrease (increase) in other current assets	(294)	670
Increase (decrease) in accounts payable	1,024	(389)
Decrease in deferred revenues	-	(844)
Increase (decrease) in other current liabilities	(678)	687

Net cash used in operating activities	(1,263)	(3,180)

Cash flows from investing activities:
Purchase of property and equipment	(244)	(658)
Investment in other companies	-	(231)
Net cash used in investing activities	(244)	(889)

Cash flows from financing activities:
Proceeds from straight loans, net	725	1,677
Repayment of Receivables financing facility	879	(1,056)
Repayment of straight loans	(189)	(941)
Repayment of convertible bridge loans	-	(677)
Proceeds from issuance of units consisting of convertible bridge loans, stock warrants and shares, net	-	4,012
Repayments of right of use asset arising from operating leases	(23)	-
Proceeds from issuance of ordinary shares through equity line	-	255
Net cash provided by financing activities	1,392	3,270

Change in cash, cash equivalents	(115)	(799)
Cash, cash equivalents at beginning of period	189	935
Cash, cash equivalents at end of period	$74	$136

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2022 was $1,263,000 compared to $3,180,000 in the three months ended March 31, 2021. The decrease in the cash flow used in operating activities in 2022 compared to 2021 is primarily due to a decrease in operating loss plus an increase in accounts payable and stock-based compensation and a decrease in the fair value of the liability related to the potential conversion of convertible bridge loans, amortization of discounts and accrued interest on convertible bridge loans.

Investing Activities

Net cash used in investing activities for the for the three months ended March 31, 2022 was $244,000, compared with $889,000 in the three months ended March 31, 2021. The primary reason for the decrease in investing activities was due to a decrease in the purchase of laboratory and other equipment by our U.S. subsidiaries, Corona Diagnostics, LLC and Provista Diagnostics, Inc.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2022 was $1,392,000, compared to net cash provided by financing activities for the three months ended March 31, 2021 of $3,270,000. This decrease is primarily due to a decrease in cash received from proceeds from straight loans and proceeds from issuance of units consisting of convertible bridge loans, stock warrants and shares, net offset by an increase in cash received from the Company’s receivables financing facility.

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

As of the date of this quarterly report on Form 10-Q, SIH has not submitted a Conversion Notice.

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

On April 7, 2022, the Company and Toledo signed a Settlement Agreement pursuant to which upon execution of the agreement the Company paid Toledo $130,000 and issued to Toledo $200,000 worth of ordinary shares. The parties agreed that upon delivery of the cash payment and shares, the parties would discontinue the complaint filed by Toledo on January 7, 2022, and that Toledo irrevocably and unconditionally releases and discharges the Company from its June 19, 2020 financing agreement and July 28, 2020 Royalty Agreement.

On January 22, 2021, we entered into a Securities Purchase Agreement (the “SPA”) with Yozma Global Genomic Fund (the “Purchaser”) pursuant to which on January 29, 2021, the Company issued a promissory convertible note (the “Note”) to the Purchaser in the principal amount of $4,857,143 for proceeds of $3,400,000 (the “Transaction”). The Note has a maturity date of one year from the date of issuance and pays interest at a rate of 4% per annum. The Note is convertible into Ordinary Shares of the Company (the “Conversion Shares”) at a conversion price of $0.0599 (the “Conversion Price). In addition, the Purchaser received a warrant (the “Warrant”) to purchase up to 16,956,929 Ordinary Shares (the “Warrant Shares”) of the Company with an exercise price equal to $0.107415 per share. The Warrant is exercisable for 5 years from the date of issuance. In the event that the Company effectuates a reverse split of its ordinary shares for a ratio in excess of 20:1, the resulting adjusted Warrant Shares and Exercise Price are limited to a 20:1 ratio.

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

On April 8, 2021, the Company entered into a Securities Purchase Agreement (the “SPA”) with Kips Bay Select LP (the “Purchaser”) pursuant to which the Company agreed to issue a promissory convertible note (the “Note”) to the Purchaser in the principal amount of $4,285,714 for proceeds of $3,000,000 (the “Transaction”). The closing occurred on April 12, 2021 (the “Closing Date”). The Note has a maturity date of one year from the date of issuance and pays interest at a rate of 4% per annum. The Note is convertible into Ordinary Shares (the “Conversion Shares”) at a conversion price of $0.0599 (the “Conversion Price). In addition, the Purchaser received a warrant (the “Warrant”) to purchase up to 16,000,000 Ordinary Shares (the “Warrant Shares”) of the Company with an exercise price equal to $0.107415 per share. The Warrant is exercisable for 5 years from the date of issuance. In the event that the Company effectuates a reverse split of its Ordinary shares for a ratio in excess of 20:1, the resulting adjusted Warrant Shares and Exercise Price are limited to a 20:1 ratio. The Company used the net proceeds from this Note to initiate the Phase 2 for Tollovir™ clinical trial in COVID-19 patients, complete the acquisition of Provista Diagnostics, Inc. and for general corporate purposes.

Until May 5, 2022, the Purchaser had the option to purchase an additional Note in the principal amount of $5,285,714.20 for proceeds of $3,700,000 and an additional Warrant to purchase 16,000,000 Ordinary Shares.

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

On September 23, 2021, the Company completed the conditions precedent required to enter into a Securities Purchase Agreement (the “SPA”) with Mercer Street Global Opportunity Fund, LLC (the “Purchaser”) pursuant to which the Company issued a promissory convertible note (the “Note”) to the Purchaser in the principal amount of $2,285,143 for proceeds of $2,000,000 (the “Transaction”). The Note has a maturity date of one year from the date of issuance and pays interest at a rate of 4% per annum. The Note is convertible into Ordinary Shares of the Company (the “Conversion Shares”) at a conversion price of $0.0599 (the “Conversion Price). In addition, the Purchaser received a warrant (the “Warrant”) to purchase up to 11,924,636 Ordinary Shares (the “Warrant Shares”) of the Company with an exercise price equal to $0.107415 per share. The Warrant is exercisable for 5 years from the date of issuance. The Company intends to use the net proceeds from this Note to initiate Phase 2/3 trials for Tollovir™ COVID-19 patients, initiate digital marketing for its dietary supplement Tollovid®, increase sales & marketing for Provista Diagnostics, and for general corporate purposes.

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

On January 13, 2022, the Company issued 1,500,000 ordinary shares to a service provider, valued at $711,000, of which 1,250,000 ordinary shares were issued in exchange of previous commitment to issue a fixed number of shares.

During the period of three months ended March 31, 2022, Principal Amount and unpaid Interest in total amount of $613,000 have been converted into 97,611,464 ordinary shares.

On February 4, 2022 and March 10, 2022, the Company issued total of 49,620,690 ordinary shares as partial conversion of $1,804,000 of principal and accrued interest, out of $3,500,000 convertible note granted to Provista Diagnostics, Inc.

On March 14, 2022, the Company and Testing 123, LLC (the “Lender”) signed a Revolving Line of Credit Agreement, pursuant to which the Lender will provide the Company with a credit facility of up to $1,250,000 bearing a monthly interest of 5% calculated for a minimum period of 60 days. The Company may request advances under the agreement from the date of the agreement and until March 14, 2023. The Maturity date of each draw will be the earlier of (i) 60 days from the date of the loan, (ii) the occurrence of an event of default as defined in the agreement and (iii) with respect to funds received by Borrower through collections on receivables included in a Receivables Pool, as defined in the agreement, 3 days after such funds have been received by the escrow account agent or the Company. Additionally, under the terms of the Revolving Line of Credit Agreement, the Company agreed to issue to Testing 123, LLC, shares equal to a 10% ownership stake in Provista, which interest is protected against dilution. As of March 31, 2022, the Company utilized $999,000 out of the credit facility. The Company has estimated the portion of the 10% shares of Provista at $740,000 and recorded $598,000 as interest expenses and $142,000 as prepaid interest expenses under Other Current Assets.

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

Reverse Split

At an extraordinary general meeting of our shareholders held on July 26, 2021, our shareholders voted to approve a reverse share split of the Company’s ordinary shares within a range of 1:2 to 1:500, to be effective at the ratio and on a date to be determined by the Board of Directors of the Company (the “Reverse Split”). Although our shareholders approved the Reverse Split, all per share amounts and calculations in this quarterly report on Form 10-Q and the accompanying financial statements do not reflect the effects of the Reverse Split, as the Board of Directors has not determined the ratio or the effective date of the Reverse Split. At its next general meeting, Todos’ shareholders will be asked to approve an extension of the deadline for the Reverse Split.

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

The LPC Registration Statement covers the resale by Lincoln Park of up to 50,000,000 ordinary shares, comprised of: (i) 5,812,500 ordinary shares that we issued to Lincoln Park as a fee for making its irrevocable commitment to purchase our ordinary shares under the Purchase Agreement, which we refer to in this quarterly report on Form 10-Q as the Commitment Shares, (ii) 3,437,500 ordinary shares that we sold to Lincoln Park on August 5, 2020 for a total purchase price of $275,000 in an initial purchase under the Purchase Agreement the (“Initial Purchase Shares”), and (iii) up to an additional 40,750,000 ordinary shares that we have reserved for sale to Lincoln Park under the LPC Purchase Agreement from time to time after the date of the LPC Registration Statement, if and when we determine to sell additional ordinary shares to Lincoln Park under the LPC Purchase Agreement. Since August 18, 2020, Lincoln Park has purchased 37,977,388 of our ordinary shares under the Purchase Agreement, at prices ranging from $ 0.038 per share to $ 0.115 per share. The Company does not currently expect to sell any more shares to Lincoln Park under the LPC Purchase Agreement.

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

As of the date of this quarterly report on Form 10-Q, SIH has not submitted a Conversion Notice.

Employees and Consultants

During 2021, the Company hired 23 new employees, including management and staffing of laboratory, sales and marketing and general administrative staffing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk during the first quarter of 2022. For a discussion of our exposure to market risk, please see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2021 Form 10-K.

TODOS MEDICAL LTD.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022, or the Evaluation Date. Based on such evaluation, those officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are ineffective in recording, processing, summarizing and reporting, on a timely basis, information required to be included in periodic filings under the Exchange Act and that such information is not accumulated and communicated to management, including our principal executive and financial officers, in a manner sufficient to allow timely decisions regarding required disclosure, due to lack of sufficient internal accounting personnel, segregation of duties, lack of sufficient internal controls (including IT general controls) that encompass the Company as a whole with respect to entity and transactions level controls in order to ensure complete documentation of complex and non-routine transactions and adequate financial reporting.

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

During the quarter ended March 31, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes to our legal proceedings as described in “Part I, Item 3. Legal Proceedings” of our 2021 Form 10-K.

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors from those disclosed in “Part I, Item 1A. Risk Factors” of our 2021 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There are no transactions that have not been previously included in a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

TODOS MEDICAL LTD.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Association of Todos Medical Ltd. (filed as Exhibit 99.1 to the Company’s current report on Form 6-K (File No. 333-209744) filed on March 30, 2017).

4.1	Todos Medical Ltd. 2015 Israeli Share Option Plan (filed as Exhibit 10.7 to the Company’s registration statement on Form F-1 (File No. 333-209744) filed on February 26, 2016).

4.2	Todos Medical Ltd. 2021 Equity Incentive Plan

4.3	Description of Ordinary Shares

10.1	Employment Agreement, dated March 16, 2017, between Todos Medical Singapore Pte Ltd. and Dr. Wee Yue Chew and warrant agreement, dated March 16, 2017, between Todos Medical Ltd. and Dr. Wee Yue Chew (filed as Exhibit 4.12 to Form 20-F (File No. 333-209744) filed on May 1, 2017).

10.2	Share Purchase and Assignment of License Agreement among Todos Medical Ltd., Amarantus Bioscience Holdings, Inc., and Breakthrough Diagnostics, Inc., dated February 27, 2019, filed as Exhibit 4.4 to the Company’s Form 6-K filed on February 28, 2019

10.3	Marketing and Reseller Agreement, between the Company and Care G.B. Plus Ltd., dated December 20, 2018 filed as Exhibit 4.10 to the Company’s Form 20-F filed on March 28, 2019.

10.4	Exclusive option agreement among the Company, Strategic Investment Holdings, LLC, Ascenda BioSciences LLC and Provista Diagnostics, Inc. dated January 6, 2020. filed as Exhibit 10.8 to the Company’s Registration Statement on Form F-1/A, filed on August 17, 2020.

10.5	2% Convertible Redeemable Note made by the Company in favor of Shmuel Rotbard in the original principal amount of $375,000 dated June 15, 2020 filed as Exhibit 10.9 to the Company’s Registration Statement on Form F-1/A, filed on August 17, 2020.

10.6	Securities Purchase Agreement with Daniel Reich, dated June 23, 2020. filed as Exhibit 10.10 to the Company’s Registration Statement on Form F-1/A, filed on August 17, 2020.

10.7	Securities Purchase Agreement with Alexsander Shmuel Bar On, dated June 29, 2020. filed as Exhibit 10.11 to the Company’s Registration Statement on Form F-1/A, filed on August 17, 2020

10.8	Securities Purchase Agreement, dated July 9, 2020, with Leviston Resources, LLC. filed as Exhibit 10.12 to the Company’s Registration Statement on Form F-1/A, filed on August 17, 2020.

10.9	Form of convertible note dated July 28, 2020, between the Company and the Todos Investors. filed as Exhibit 10.13 to the Company’s Registration Statement on Form F-1/A, filed on August 17, 2020.

10.10	Purchase Agreement dated as of August 4, 2020 by and between Todos Medical Ltd. and Lincoln Park Capital Fund, LLC. filed as Exhibit 10.1 to the Company’s Form 6-K filed on August 6, 2020.

10.11	Registration Rights Agreement dated as of August 4, 2020 by and between Todos Medical Ltd. and Lincoln Park Capital Fund, LLC, filed as Exhibit 10.2 to the Company’s Form 6-K filed on August 6, 2020.

10.12	Research and License Agreement with B.G. Negev Technologies and Applications Ltd. and Mor Research Applications Ltd., dated April 26, 2010, as amended June 25, 2012 (filed as Exhibit 10.1 to the Company’s registration statement on Form F-1 (File No. 333- 209744) filed on February 26, 2016).

10.13	Addendum No. 2 to Research and License Agreement Dated March 19, 2017, as amended on June 25, 2012 with B.G. Negev Technologies and Applications Ltd. and Mor Research Applications Ltd. (filed as Exhibit 4.2 to Form 20-F (File No. 333- 209744) filed on May 1, 2017).

10.14	Employment Agreement between the Company and Dr. Herman Weiss, dated March 25, 2019, filed as Exhibit 10.11 to the Company’s Registration Statement on Form F-1 filed on April 22, 2019

10.15	Loan Agreement dated March 24, 2020 by and between Todos Medical Ltd. and Ethel Zelniec, filed as Exhibit 10.19 on the Company’s Registration Statement on Form F-1/A, filed on August 17, 2020.

10.16	Loan Agreement dated February 25, 2020 by and between Todos Medical Ltd. and Ethel Zelniec, filed as Exhibit 10.20 on the Company’s Registration Statement on Form F-1/A, filed on August 17, 2020.

10.17	Loan Agreement dated January 23, 2020, by and between Todos Medical Ltd. and Bel Har Investments Ltd., filed as Exhibit 10.21 on the Company’s Registration Statement on Form F-1/A, filed on August 17, 2020.

10.18	Loan Agreement dated March 23, 2020 by and between Todos Medical Ltd. and Bel Har Investments Ltd., filed as Exhibit 10.22 on the Company’s Registration Statement on Form F-1/A, filed on August 17, 2020.

10.19	Loan Agreement dated March 24, 2020 by and between Todos Medical Ltd. and DPH Investments Ltd., filed as Exhibit 10.23 on the Company’s Registration Statement on Form F-1/A, filed on August 17, 2020.

10.20	Loan Agreement dated March 22, 2020 by and between Todos Medical Ltd. and Avner Krohn, filed as Exhibit 10.24 on the Company’s Registration Statement on Form F-1/A, filed on August 17, 2020.

10.21	Loan Agreement dated March 15, 2020 by and between Todos Medical Ltd. and Shmuel Rotbard, filed as Exhibit 10.25 on the Company’s Registration Statement on Form F-1/A, filed on August 17, 2020.

10.22	Form of Loan Agreement dated March 24, 2020 by and between Todos Medical Ltd. and DPH Investments Ltd., filed as Exhibit 10.26 on the Company’s Registration Statement on Form F-1/A, filed on August 17, 2020.

10.23	Form of Loan Agreement dated March 24, 2020 by and between Todos Medical Ltd. and Tehresa Yee Ling Tan, filed as Exhibit 10.27 on the Company’s Registration Statement on Form F-1/A, filed on August 17, 2020.

10.24	Loan Agreement dated January 27, 2020 by and between Todos Medical Ltd. and Greentree Financial Group Inc., filed as Exhibit 10.28 on the Company’s Registration Statement on Form F-1/A, filed on August 17, 2020.

10.26	Receivables Financing Agreement effective as of June 19, 2020 by and among Toledo Advisors L.L.C., Corona Diagnostics LLC, Todos Medical USA, a Nevada corporation and Todos Medical Ltd.

10.27	Amendment to Receivables Financing Agreement effective as of November 19, 2020 by and among Toledo Advisors L.L.C., Corona Diagnostics LLC, Todos Medical USA, a Nevada corporation and Todos Medical Ltd.

10.28	Secured Convertible Equipment Loan Agreement, dated November 4, 2020, between Todos Medical Ltd. and Friends of Yeshiva Orot Hateshuva Inc

10.29	Secured Convertible Equipment Loan Agreement, dated December 31, 2020, between Todos Medical Ltd. and Harper Advance LLC.

10.30	Non-Exclusive Distribution Agreement, dated March 17, 2020 between Todos Medical Ltd. and 3D Biomedicine Science and Technology Co. Ltd.

10.31	Medical Device Distribution Agreement, dated June 4, 2020 between Todos Medical Ltd. and 3D Biomedicine Science and Technology Col. Ltd.

10.32	Distribution Agreement dated June 18, 2020 between Todos Medical Ltd. and Meridian Health Services Network, Inc.

10.33	Distribution Agreement, dated July 23, 2020, between Todos Medical Ltd. and PCL Inc.

10.34	Amendment No. 1, dated July 28, 2020, to the Binding Joint Venture Agreement between Todos Medical Ltd. and Amarantus Bioscience Holdings, Inc

10.35	Securities Purchase Agreement dated as of January 22, 2021, between Todos Medical Ltd and Yozma Global Genomic Fund 1, filed as Exhibit 10.1 on the Company’s Form 8-K filed January 26, 2021.

10.36	Form of Promissory Convertible Note issued by Todos Medical Ltd to Yozma Global Genomic Fund 1, filed as Exhibit 10.2 on the Company’s Form 8-K filed January 26, 2021.

10.37	Form of Ordinary Share Purchase Warrant issued by Todos Medical Ltd. to Yozma Korea Group Ltd., filed as Exhibit 10.3 on the Company’s Form 8-K filed on January 26, 2021.

10.38	Form of Securities Purchase Agreement, dated April 8, 2021, between Todos Medical Ltd. and the Purchaser, filed as Exhibit 10.1 on the Company’s Form 8-K filed April 14, 2021.

10.39	Form of Promissory Convertible Note issued by Todos Medical Ltd. to the Purchaser, filed as Exhibit 10.2 on the Company’s Form 8-K filed April 14, 2021.

10.40	Form of Ordinary Share Purchase Warrant issued by Todos Medical Ltd. to the Purchaser, filed as Exhibit 10.3 on the Company’s Form 8-K filed on April 14, 2021.

10.41	Agreement to Purchase Provista Diagnostics, Inc. dated April 19, 2021, filed as Exhibit 10.1 on the Company’s Form 8-K filed on April 23, 2021.

10.42	Securities Purchase Agreement dated April 19, 2021, filed as Exhibit 10.2 on the Company’s Form 8-K filed on April 23, 2021.

10.43	Convertible Promissory Note dated April 19, 2021, filed as Exhibit 10.3 on the Company’s Form 8-K filed on April 23, 2021.

10.44	Security Agreement dated April 19, 2021, filed as Exhibit 10.4 on the Company’s Form 8-K filed on April 23, 2021.

10.45	Proxy Statement filed as Exhibit 99.1 on the Company’s Form 8-K filed on June 28, 2021.

10.46	Securities Purchase Agreement dated as of April 27, 2021, filed as Exhibit 10.1 on the Company’s Report on Form 8-K filed on April 30,2021.

10.47	Promissory Convertible Note dated April 2021, filed as Exhibit 10.2 on the Company’s Report on Form 8-K filed on April 30, 2021.

10.48	Ordinary Share Purchase Warrant dated April 2021, filed as Exhibit 10.3 on the Company’s Report on Form 8-K filed on April 30, 2021.

10.49	Securities Purchase Agreement dated as of July 7, 2021, filed as Exhibit 10.1 on the Company’s Report on Form 8-K filed on July 8, 2021.

10.50	Promissory Convertible Note dated July 7, 2021, filed as Exhibit 10.2 on the Company’s Report on Form 8-K filed on July 8, 2021.

10.51	Ordinary Shares Purchase Warrant dated July 7, 2021, filed as Exhibit 10.3 on the Company’s Report on Form 8-K filed on July 8, 2021.

10.52	Securities Purchase Agreement dated as of September 15, 2021, filed as Exhibit 10.1 on the Company’s Report on Form 8-K filed on September 24, 2021.

10.53	Promissory Convertible Note dated September 15, 2021, filed as Exhibit 10.2 on the Company’s Report on Form 8-K filed on September 24, 2021.

10.54	Ordinary Shares Purchase Warrant dated September 15, 2021, filed as Exhibit 10.3 on the Company’s Report on Form 8-K filed on September 24, 2021.

10.55	Securities Purchase Agreement dated October 21, 2021, between the Company and Kips Bay Select LP, filed as Exhibit 10.1 on the Company’s Report on Form 8-K filed on October 22, 2021

10.56	Promissory Convertible Note dated October 21, 2021, issued by the Company to Kips Bay Select LP, filed as Exhibit 10.2 on the Company’s Report on Form 8-K filed on October 22, 2021.

10.57	Ordinary Shares Purchase Warrant dated October 21, 2021, issued by the Company to Kips Bay Select LP, filed as Exhibit 10.3 on the Company’s Report on Form 8-K filed on October 22, 2021.

10.58	Share Purchase Agreement, dated March 11, 2022, among the Company, 3CL Sciences Ltd., an Israeli corporation, and NLC Pharma Ltd., an Israeli corporation, filed as Exhibit 10.1 on the Company’s Report on Form 8-K filed on March 16, 2022

10.59	Revolving Line of Credit Agreement by and between Todos Medical Ltd. and Provista Diagnostics Inc. and Testing 123, LLC, dated as of March 14, 2022

10.60	Pledge and Security Agreement made and entered into on March 14, 2022, by and between Todos Medical Ltd. and Provista Diagnostics Inc, and Testing 123 LLC

10.61	Revolving Credit Note, dated March 14, 2022, from Todos Medical Ltd. and Provista Diagnostics Inc. to Testing 123 LLC

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Todos Medical Ltd.

Date: May 16, 2022	By:	/s/ Gerald Commissiong
Gerald Commissiong
Chief Executive Officer

Date: May 16, 2022	By:	/s/ Daniel Hirsch
Daniel Hirsch
Chief Financial Officer
(Principal Financial and Accounting Officer)

