Form 10-Q
period 2022-06-30
TODOS MEDICAL LTD.
filed 2022-08-22
CIK 1645260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended ‘June 30, 2022

For the three months ended ‘June 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of August 16, 2022, the registrant had 1,193,175,121 ordinary shares outstanding.

TODOS MEDICAL LTD.

FORM 10-Q

FOR THE QUARTER ENDED ‘JUNE 30, 2022

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TODOS MEDICAL LTD.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2022

F-1

TODOS MEDICAL LTD.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2022

TODOS MEDICAL LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands except share and per share amounts)

	As of June 30,	As of December 31,
	2022	2021
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$17	$189
Trade receivables	1,390	2,520
Inventories	1,524	1,603
Other current assets	875	404
Total current assets	3,806	4,716

Non-current assets:
Investment in affiliated companies, net	40	40
Investment in other company	455	455
Property and equipment, net	1,731	2,045
Right of use asset arising from operating lease	102	143
Goodwill	6,216	6,216
Intangible assets	1,500	1,500
Total non-current assets	10,044	10,399

Total assets	$13,850	$15,115

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Revolving line of credit	$1,268	$-
Loans, net	3,582	2,023
Accounts payable	3,432	2,276
Other current liabilities	3,572	4,284
Liability for minimum royalties	466	377
Total current liabilities	12,320	8,960

Non-current liabilities:
Convertible bridge loans, net	30,463	25,406
Fair value of bifurcated convertible feature of convertible bridge loans	4	4,182
Operating lease liability	93	141
Deferred taxes	315	315
Liability for minimum royalties	206	183
Other non-current liabilities	245	140
Total non-current liabilities	31,326	30,367

Shareholders’ deficit:
Ordinary Shares of NIS 0.01 par value each:
Authorized: 5,000,000,000 shares at June 30, 2022 and December 31, 2021; Issued and outstanding: 1,193,175,121 shares and 975,644,432 shares at June 30, 2022 and December 31, 2021, respectively	3,557	2,913
Additional paid-in capital	71,007	63,470
Accumulated deficit	(104,966)	(90,595)
Total shareholders’ deficit	(30,402)	(24,212)
Non-controlling interests	606	-
Total deficit	(29,796)	(24,212)

Total liabilities and deficit	$13,850	$15,115

The accompanying notes are an integral part of these condensed consolidated financial statements.

TODOS MEDICAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands except share and per share amounts)

	Six months period ended June 30,		Three months period ended June 30,
	2022	2021	2022	2021
	Unaudited		Unaudited

Revenues	$4,378	$6,763	$2,179	$1,732
Cost of revenues	(2,341)	(4,148)	(1,024)	(913)
Gross profit	2,037	2,615	1,155	819

Research and development expenses	(455)	(643)	(13)	(239)
Sales and marketing expenses	(1,828)	(1,958)	(748)	(599)
General and administrative expenses	(5,882)	(3,204)	(2,406)	(1,643)

Operating loss	(6,128)	(3,190)	(2,012)	(1,662)

Financing income (expenses), net	(7,876)	(10,485)	(4,404)	5,171
Other losses	(396)	-	(396)	-
Share in losses of affiliated companies, net	-	(492)	-	(119)

Net income (loss)	$(14,400)	$(14,167)	$(6,812)	$3,390
Less: net loss attributable to non-controlling interests	29	-	29	-
Net loss attributable to the Company	$(14,371)	$(14,167)	$(6,783)	$3,390

Basic and diluted net income (loss) per share attributable to Company’s stockholders’	$(0.01)	$(0.02)	$(0.01)	$0.01

Weighted average number of ordinary shares outstanding used in computation of basic and diluted net loss per share	1,116,789,086	585,225,006	1,200,153,687	575,898,572

The accompanying notes are an integral part of these condensed consolidated financial statements.

TODOS MEDICAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT

(U.S. dollars in thousands except share and per share amounts)

	COMPANY STOCKHOLDERS
	Ordinary shares		Additional paid-in	Accumulated	Total stockholders’	Non- controlling	Total
	Shares	Amount	capital	deficit	deficit	interests	deficit

Balance as of December 31, 2021	975,644,432	$2,913	$63,470	$(90,595)	$(24,212)	-	$(24,212)
Changes during the three months period ended March 31, 2022:
Issuance of ordinary shares for call option to acquire potential acquiree	49,620,690	152	1,652	-	1,804	-	1,804
Partial conversion of convertible bridge loans into ordinary shares	97,611,464	305	2,962	-	3,267	-	3,267
Conversion of warrants into ordinary shares	16,000,000	49	(49)	-	-	-	-
Stock-based compensation to employees and directors	-	-	887	-	887	-	887
Issuance of ordinary shares to service providers	1,500,000	4	707	-	711	-	711
Sale of subsidiary shares to non-controlling interests	-	-	75	-	75	635	710
Net loss for the period	-	-	-	(7,588)	(7,588)	-	(7,588)
Balance as of March 31, 2022 (unaudited)	1,140,376,586	3,423	69,704	(98,183)	(25,056)	635	(24,421)
Changes during the three months period ended June 30, 2022:
Issuance of ordinary shares as partial settlement of financial liability	11,160,714	35	165	-	200		200
Partial conversion of convertible bridge loans into ordinary shares	15,625,000	16	202	-	218		218
Issuance of shares in acquisition of an assets	24,000,000	77	319	-	396		396
Stock-based compensation to employees and directors	-	-	228	-	228		228
Issuance of ordinary shares to service providers	2,012,821	6	389	-	395		395
Net loss for the period	-	-	-	(6,783)	(6,783)	(29)	(6,812)
Balance as of June 30, 2022 (unaudited)	1,193,175,121	3,557	71,007	(104,966)	(30,402)	606	(29,796)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TODOS MEDICAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT

(U.S. dollars in thousands except share and per share amounts)

	COMPANY STOCKHOLDERS
	Ordinary shares		Additional paid-in	Accumulated	Total Shareholders’
	Shares	Amount	capital	deficit	deficit

Balance as of December 31, 2020	376,335,802	$1,059	$35,211	$(47,281)	$(11,011)
Changes during the three months period ended March 31, 2021:
Issuance of ordinary shares as settlement of previous commitments	2,500,000	8	(8)	-	-
Partial conversion of convertible bridge loans into ordinary shares	134,358,817	409	6,461	-	6,870
Issuance of ordinary shares upon modification of terms relating to convertible straight loan transaction	2,000,000	6	82	-	88
Issuance of stock warrants as part of convertible bridge loan received	-	-	792	-	792
Issuance of ordinary shares in exchange for equity line received	5,229,809	16	239	-	255
Issuance of ordinary shares as collateral for loan repayment	20,000,000	61	809	-	870
Issuance of ordinary shares or commitment for issuance of fixed number of ordinary shares to service providers	11,921,053	36	30	-	66
Stock-based compensation to employees and directors	-	-	169	-	169
Net loss for the period	-	-	-	(17,557)	(17,557)
Balance as of March 31, 2021 (unaudited)	552,345,481	1,595	43,785	(64,838)	(19,458)
Changes during the three months period ended June 30, 2021:
Partial conversion of convertible bridge loans into ordinary shares	55,415,011	170	1,606	-	1,776
Issuance of stock warrants as part of convertible bridge loan received	-	-	3,430	-	3,430
Stock-based compensation to service providers	-	-	21	-	21
Commitment to issue shares in acquisition of subsidiary	-	-	1,699	-	1,699
Stock-based compensation to employees and directors	-	-	143	-	143
Net income for the period	-	-	-	3,390	3,390
Balance as of June 30, 2021 (unaudited)	607,760,492	1,765	50,684	(61,448)	(8,999)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TODOS MEDICAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Six months period ended June 30,
	2022	2021
Cash flows from operating activities:	Unaudited	Unaudited
Net loss	$(14,400)	$(14,167)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	358	356
Impairment of investment in a subsidiary	396	-
Interest on short term loans and revolving credit line	547	-
Sale of subsidiary shares to non-controlling interests	635	-
Liability for minimum royalties	114	24
Stock-based compensation	2,221	399
Modification of terms relating to straight loan transaction	-	88
Share in losses of affiliated company	-	492
Change in fair value, amortization of discounts and accrued interest on convertible bridge loans	9,779	13,648
Amortization of discounts and accrued interest on straight loans	-	653
Change in fair value of derivative warrants liability and fair value of warrants expired	-	(294)
Change in fair value of liability related to conversion feature of convertible bridge loans	(3,614)	(4,307)
Decrease (increase) in trade receivables	1,129	(1,168)
Increase in inventories	79	(1,348)
Decrease (increase) in other current assets	(468)	712
Increase (decrease) in accounts payable	1,262	(481)
Decrease in deferred revenues	-	(857)
Increase (decrease) in other current liabilities	(513)	260
Operating lease liability	(48)	-
Net cash used in operating activities	(2,523)	(5,990)

Cash flows from investing activities:
Purchase of property and equipment	(3)	(770)
Cash used in purchased of subsidiary	-	(1,176)
Investment in other companies	-	(635)
Net cash used in investing activities	(3)	(2,581)

Cash flows from financing activities:
Proceeds from straight loans and revolving credit line	3,974	1,850
Repayment of Receivables financing facility		(1,249)
Repayment of straight loans	(1,620)	(1,058)
Repayment of convertible bridge loans		(2,166)
Proceeds from issuance of units consisting of convertible bridge loans, stock warrants and shares, net		10,312
Proceeds from issuance of ordinary shares through equity line		255
Net cash provided by financing activities	2,354	7,944

Change in cash, cash equivalents	(172)	(627)
Cash, cash equivalents at beginning of period	189	935
Cash, cash equivalents at end of period	$17	$308

The accompanying notes are an integral part of these condensed consolidated financial statements.

TODOS MEDICAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont.)

(U.S. dollars in thousands)

	Six months period ended June 30,
	2022	2021
	Unaudited	Unaudited
Supplemental disclosure of non-cash activities:

Issuance of warrants as part of bridge loan transactions	-	3,430
Partial conversion of convertible bridge loans and liability related to conversion feature of convertible bridge loans into ordinary shares	3,483	8,646
Issuance of ordinary shares for call option to acquire potential acquiree	1,804
Issuance of stock warrants as part of convertible bridge loan received	-	870
Issuance of ordinary shares upon modification of terms relating to convertible straight loan transaction	-	792
Sale of subsidiary shares to non-controlling interests	635	-
Shares issued in settlement of a financial liability	200	-
Issuance of shares upon acquisition of an asset	396	-

Cash used in purchase of subsidiary consolidated for the first time:
Working capital (excluding cash and cash equivalents)		(18)
Fixed assets		183
Long term assets		3
Net assets acquired		168
Goodwill acquired		7,761
Intangible assets acquired		1,500
Second cash installment payable		(1,250)
Consideration in convertible promissory note		(4,989)
Consideration in Shares		(1,699)
Deferred tax liability		(315)
Net cash used in purchase of subsidiary consolidated for the first time		1,176

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

On March 11, 2022, the Company entered into a Share Purchase Agreement with 3CL Sciences Ltd. (“3CL”) and NLC Pharma Ltd. (“NLC”), pursuant to which Todos will acquire 52% of the issued and outstanding shares of 3CL and NLC will acquire 48% of the issued and outstanding shares of 3CL (the “Share Purchase Agreement”). Immediately prior to the closing of the Share Purchase Agreement, NLC will conveye to 3CL all of the therapeutic, diagnostic, dietary supplement and pharmaceutical assets from NLC that relate to 3CL protease biology (which is used in the development, manufacture, sale and distribution of Tollovid™ and Tollovir™).

In consideration of the 3CL shares to be issued to the Company, Todos undertook to raise $8,000 for 3CL and committed to pay $2,000 to NLC and to issue to NLC $3,800 worth of the Company’s ordinary shares, based upon the closing price for our ordinary shares the day before the closing of the Share Purchase Agreement. The Company and NLC agreed to identify a seasoned biopharmaceutical CEO to run 3CL going forward. The board of directors of 3CL Sciences will be made up of five (5) individuals: three (3) appointed by the Company and two (2) appointed by NLC. The Company anticipate that the Share Purchase Agreement will close during the second half of 2022, subsequent to the date on which these unaudited condensed consolidated financial statements are issued.

Revenues of the six months ended June 30, 2022, resulted from sales of COVID-19 related products, testing kits and dietary supplement, Tollovid™ .. Through June 30, 2022, the Company has not yet generated any revenue from its developed cancer-screening tests TMB-1 and TMB-2 or LymPro Test™.

TODOS MEDICAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except shares amounts)

B.	Foreign operations

1.	Todos Medical (Singapore) Pte Ltd

On January 27, 2016, the Company incorporated a wholly owned subsidiary in Singapore under the name of Todos Medical (Singapore) Pte Ltd. (“Todos Singapore”) for the purpose of advancing clinical trials of the Company’s core technology for breast cancer in Southeast Asia. As of June 30, 2022, Todos Singapore has not yet commenced its business operations.

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

On April 19, 2021, the Company entered into an Agreement to Purchase 100% of the issued and outstanding common stock of Provista Diagnostics, Inc. Provista is a molecular diagnostics company focused on developing and commercializing proprietary blood-based proteomic diagnostic, prognostic and monitoring tests in women’s cancer, Videssa®, such as breast and gynecologic cancers. Provista also operates a laboratory for purposes of test validation and commercialization activities related to the distribution and sampling of COVID-19 testing.

On March 14, 2022, the Company entered into a Revolving Line of Credit Agreement with Testing 123, LLC. Under the terms of the Revolving Line of Credit Agreement, the Company agreed to deliver to Testing 123, LLC, shares, equal to a 10% ownership stake in Provista. In the event that additional shares of Provista are issued, the Company committed to issue the Lender additional shares so that his 10% stake in Provista is maintained.

6.	Bio Imagery Ltd.

In August 2020, the Company entered into an agreement with Care GB Plus Ltd, under which Bio Imagery Ltd. (“Bio Imagery”) has been incorporated for the purpose of developing, marketing and commercializing the Products and all the Intellectual Property of the Company (“Todos Cancer Assets”), developing new Intellectual Property, products and services, and pursue the business based on the Todos Cancer Assets and on new intellectual property that will be developed by Bio Imagery. Under the agreement, the Company granted Bio Imagery an irrevocable, perpetual, exclusive license to distribute, market and sale of the products and new products in Israel, Europe and Africa (the “Territories”). Distribution, marketing and sale in other Territories (except China) are authorized by the Company’s written and in advance approval.

TODOS MEDICAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands except shares amounts)

On April 5, 2022 the Company entered into an Agreement Addendum according to which the Company issued 24,000,000 ordinary shares of the Company to Care GB Plus Ltd to increase its holding in Bio Imagery to 51%. The Company estimated the value of the shares issued based on the share price of the Company as of the agreement date at $396,000.

At the Agreement Addendum Closing Date, Bio Imagery was determined to be excluding substantive process as required under the definition of business in accordance with the provisions of ASC Topic 805 “Business Combination”. The entire additional investment was charged to expenses at the acquisition date as “other expenses” in the profit and loss as Bio Imagery has not yet commenced its business operations.

7.	Other entities

In June 2020, the Company entered into agreement with NLC Pharma Ltd., under which Antigen COVID Test Killer (“CATK”) was formed for the purpose of development of diagnostic candidate Antigen Killer and product commercialize through the Company’s sales channels. As of June 30, 2022 the Company hold 15% of the outstanding equity of CATK. As of June 30, 2022, CATK has not commenced its business operations.

See also note 1 regarding the Share Purchase Agreement with 3CL Sciences Ltd. Signed on March 11, 2022.

The Company and its entities herein considered as the “Group”.

TODOS MEDICAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 1 - GENERAL

C.	Going concern uncertainty

The Company has devoted substantially all of its efforts to research and development of its products and raising capital to fund this development. The development and commercialization of the Company’s products are expected to require substantial further expenditures. To date, the Company has not yet generated sufficient revenues from operations to support its activities, and therefore it is dependent upon external sources for financing its operations. Since inception through June 30, 2022, the Company has incurred accumulated losses of $104,966. As of June 30, 2022, the Company’s current liabilities exceed its current assets by $8,514, and there is a shareholders’ deficit of $30,402. The Company has generated negative operating cash flow for all periods. As of August 22, 2022 (date of approval of these financial statements), the total cash and cash equivalent balance is approximately $28. Management has considered the significance of such condition in relation to the Company’s ability to meet its current obligations and to achieve its business targets and determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company plans to finance its operations through the sale of equity and to the extent available, short-term and long-term loans and also through revenues from sales of corona testing related products. There can be no assurance that the Company will succeed in obtaining the necessary financing to continue its operations as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The COVID-19 pandemic has created and may continue to create significant opportunity under the uncertainty in macroeconomic conditions, which may cause further demand for the Company’s core business related to PCR testing kits and related materials and supplies as already reflected by recognized revenues of $4,378 and $6,199 during the six months ended June 30, 2022 and 2021, respectively. However, the Company may face uncertainties around its estimates of revenue collectability and accounts receivable credit losses and its expectation to receive funds from external sources for financing its operations. The Company expects uncertainties around its key accounting estimates to continue to evolve depending on the duration and degree of impact associated with the COVID-19 pandemic. The Company estimates may change as new events occur and additional information emerges.

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

The results for the six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other interim period or for any future period.

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

Intangible assets with finite lives will be amortized using the straight-line basis over their useful lives, to reflect the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up. The Company will start amortizing the intangible asset when the asset will be brought into actual use.

During the six and three months ended June 30, 2022 the Company recorded $0, of impairment losses .

D.	Basic and diluted net loss per ordinary share

The Company computes net loss per share in accordance with ASC 260, “Earning per Share”, which requires presentation of both basic and diluted loss per share on the face of the statement of operations.

Basic net loss per ordinary share is computed by dividing the net loss for the period applicable to ordinary shareholders, by the weighted average number of ordinary shares outstanding during the period. Diluted loss per share gives effect to all potentially dilutive common shares outstanding during the year using the treasury stock method with respect to stock options and certain stock warrants and using the if-converted method with respect to convertible bridge loans and certain stock warrants. In computing diluted loss per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. During the period of six months ended June 30, 2022 and 2021 the total weighted average number of ordinary shares related to outstanding stock options, stock warrants and convertible bridge loans excluded from the calculation of the diluted loss per share was 4,897,109,376 and 323,874,156, respectively.

TODOS MEDICAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

The net loss and the weighted average number of shares used in computing basic and diluted net loss per share for the period of six and three months ended June 30, 2022 and 2021, is as follows:

	Six month period ended		Three month period ended
	2022	2021	2022	2021
	Unaudited	Unaudited	Unaudited	Unaudited

Numerator:
Net income (loss) attributable to common shareholders	$(14,371)	$(14,167)	$(6,783)	$3,390

Denominator:
Shares of common stock used in computing basic and diluted net income (loss) per share	1,116,789,086	585,225,006	1,200,153,687	575,898,572
Net income (loss) per share of common stock, basic and diluted	$(0.01)	$(0.02)	$(0.01)	$0.01

E.	Recent Accounting Pronouncements

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

Other new pronouncements issued but not effective as of June 30, 2022 are not expected to have a material impact on the Company’s consolidated financial statements.

TODOS MEDICAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 3 - SIGNIFICANT TRANSACTIONS

A.	Exchange of warrants

On March 10, 2022 the Company and Leonite Capital LLC (the “Investor”) entered into an Agreement pursuant to which, the Company agreed to issue the Investor 16,000,000 ordinary shares of the Company as full conversion of all Investor’s outstanding warrants. On March 17, 2022, the Company issued 16,000,000 ordinary shares of the Company.

B.	Revolving Line of Credit Agreement

On March 14, 2022, the Company and Testing 123, LLC (the “Lender”) signed a Revolving Line of Credit Agreement, pursuant to which the Lender will provide the Company with a credit facility of up to $1,250 bearing a monthly interest of 5% calculated for a minimum period of 60 days. The Company may draw funds under the agreement from the date of the agreement and until March 14, 2023. The Maturity date of each draw will be the earlier of (i) 60 days from the date of the loan, (ii) the occurrence of an event of default as defined in the agreement and (iii) with respect to funds received by Borrower through collections on receivables included in a Receivables Pool, as defined in the agreement, 3 days after such funds have been received by the escrow account agent or the Company.

In additional to the above the Company agreed to issue the Lender shares, equal to a 10% ownership stake in Provista. In the event that additional shares of Provista are issued, the Company committed to issue the Lender additional shares such that his stake in Provista shall be maintained at 10%.

On April 7, 2022 the Company issued 1,500,000 ordinary shares (with fair value of $25) as additional interest.

As of June 30, 2022, the Company utilized the full credit facility.

The Company has estimated the fair value of the 10% portion of shares of Provista on March 14, 2022 at $710. The carrying value sold to non-controlling interests as of March 14, 2022 was $635, accordingly $75 was recognized in additional paid in capital. The fair value of the 10% ownership in Provista which is the cost associated with obtaining the revolving line of credit, was amortized to interest expenses as the entire credit facility was utilized.

C.	Issuance of Ordinary Shares

1.	On January 13, 2022, the Company issued 1,500,000 ordinary shares to a service provider valued at $711 of which 1,250,000 ordinary shares were issued in exchange of previous commitment to issue a fixed number of shares.

2.	On February 4, 2022 and March 10, 2022 the Company issued total of 49,620,690 ordinary shares upon conversion of $1,804 of principal and accrued interest, out of a convertible note in the principal amount of $3,500, issued in the acquisition of Provista Diagnostic, Inc.

3.	During the period of six months ended June 30, 2022, Principal Amount and unpaid Interest in total amount of $830 (with fair value of $3,485) have been converted into 113,236,464 ordinary shares.

4.	On March 17, 2022, the Company issued 16,000,000 ordinary shares – see 3A above.

5.	On April 8, 2022 the Company issued 11,160,714 ordinary shares valued at $200 as part of its April 7, 2022 settlement agreement – see 3D below.

6.	On April 7, 2022 the Company issued 24,000,000 ordinary shares valued at $396 to increase its interest in Bio Imagery. see note 1B7 above.

7.	On April 7, 2022 the Company issued 512,821 ordinary shares valued at $8 to a service provider in consideration for his annual investor relations services.

8.	On April 7, 2022 the Company issued 1,500,000 ordinary shares valued at $25 as additional interest under its Revolving Line of Credit Agreement (see note 3B above).

D.	Settlement Agreement with Toledo Advisors LLC

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

In November 2020, the parties agreed to amend the Facility to reduce the cost of funding to Todos Medical USA, and to make the relationship between Corona and Toledo nonexclusive in exchange for Toledo being granted a percentage of Corona’s revenues from diagnostic testing (the “Royalty Agreement”).

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

On April 7, 2022, the Company and Toledo signed a Settlement Agreement pursuant to which upon execution of the agreement the Company shall pay Toledo $130 and shall issue to Toledo $200 worth of ordinary shares. Upon delivery of the cash payment and shares the parties shall file and discontinue the compliant file by Toledo on January 7, 2022 and Toledo irrevocably and unconditionally, release and discharge the Company from the Receivables Financing Agreement and the Royalty Agreement. The company recorded an income of $153 in the second quarter of 2022, as a result of the cancelation of prior agreements.

TODOS MEDICAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 4 - OTHER CURRENT LIABILITIES

	As of June 30, 2022	As of December 31, 2021
	Unaudited
Accrued payroll and related taxes	$235	$208
Provision for vacation	60	67
Management and directors	1,432	1,752
Accrued expenses and other accounts payables	1,845	2,257
	$3,572	$4,284

NOTE 5 - STOCK BASED COMPENSATION

Stock-based compensation expenses incurred for employees (and directors) and non-employees for the period of six and three months ended June 30, 2022, amounted to $2,221 and $623, respectively.

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

The 2015 Plan permits grant of up to 6,000,000 options to purchase ordinary shares subject to adjustments set in the 2015 Plan. As of June 30, 2022, there were 2,338,838 ordinary shares available for future issuance under the 2015 Plan.

The following table presents the Company’s stock option activity for employees and directors of the Company during the periods of six months ended June 30, 2022 and 2021:

	Number of Options	Weighted Average Exercise Price
	Unaudited	Unaudited

Outstanding as of January 1, 2022	16,295,083	0.040
Granted	-	-
Forfeited or expired	-	-
Outstanding as of March 31, 2021	16,295,083	0.040
Granted	-	-
Forfeited or expired	-	-
Outstanding as of June 30, 2022	16,295,083	0.040
Exercisable as of June 30, 2022	2,953,279	0.050

Outstanding as of January 1, 2021	3,682,818	0.663
Granted	-	-
Forfeited or expired	(1,137,735)	0.003
Outstanding as of March 31, 2021	2,545,083	0.095
Granted	-	-
Forfeited or expired	-	-
Outstanding as of June 30, 2021	2,545,083	0.095
Exercisable as of June 30, 2021	381,762	0.095

As of June 30, 2022, the aggregate intrinsic value for the stock options outstanding and exercisable according to $0.012 price per share is $0, with a weighted average remaining contractual life of 3.9 years.

TODOS MEDICAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

B. RESTRICTED STOCK UNITS

The Company issues restricted stock units (“RSU”) under the 2015 Plan to employees and non-employees. The following table outlines the restricted stock awards activity for the Company’s during the periods of three months ended June 30, 2022 and 2021:

Number of RSU’s
Unaudited

Outstanding as of January 1, 2022	41,967,152
Granted	10,000,000
Vested	(3,782,699)
Forfeited or expired	-
Outstanding as of March 31, 2022	48,184,453
Granted	-
Vested	(7,220,199)
Outstanding as of June 30, 2022	40,964,254
Weighted average grant date fair value of restricted stock awards granted during the period	0.029

Outstanding as of January 1, 2021	9,687,500
Granted	-
Vested	(1,562,500)
Forfeited or expired	-
Outstanding as of March 31, 2021	8,125,000
Granted	-
Vested	(1,562,500)
Forfeited or expired	-
Outstanding as of June 30, 2021	6,562,500

Weighted average grant date fair value of restricted stock awards granted during the six months period ended June 30, 2022 was $0.029.

NOTE 6 - FINANCING EXPENSES (INCOME), NET

	Six months period ended June 30,		Three months period ended June 30,
	2022	2021	2022	2021
	Unaudited	Unaudited	Unaudited	Unaudited

Modification of terms relating to straight loan transaction	$-	$88	$-	$94
Amortization of discounts and accrued interest on convertible bridge loans	9,779	13,648	3,652	(1,386)
Amortization of discounts and accrued interest on straight loans	633	653	469	(208)
Change in fair value of derivative warrants liability and fair value of warrants expired	-	(294)	-	(294)
Change in fair value of liability related to conversion feature of convertible bridge loans	(3,614)	(4,307)	(183)	(3,330)
Settlement in cash of prepayment obligation related to convertible bridge loan	-	182	-	(12)
Interest and related royalties under receivables financing facility	(153)	311	-	73
Amortization of prepaid expenses related to revolving line of credit agreement	710	293	173	-
Exchange rate differences and other finance expenses	521	(89)	293	(108)
	$7,876	$10,485	$4,404	$(5,171)

TODOS MEDICAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 7 - TAXES ON INCOME

A.	Deferred income taxes reflect the net tax effects of net operating loss and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	As of June 30,
	2022	2021
Composition of deferred tax assets:	Unaudited	Unaudited
Net operating loss carry-forward	$8,250	$5,823
Research and development credits	-	1,879
Allowance for Bad Debt	-	90
Others	-	-
Net deferred tax asset before deferred tax liabilities and valuation allowance	8,250	7,792

Composition of deferred tax liabilities:
Intangible assets upon acquisition of subsidiary	(315)	(315)
Depreciation costs	(82)	(81)
Net deferred tax asset before valuation allowance	7,853	7,396

Valuation allowance	(7,538)	7,081
Net deferred tax assets	(315)	(315)

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are utilized. Based on consideration of these factors, the Company recorded a full valuation allowance as of June 30, 2022.

B.	For the period of six months ended June 30, 2022, the following table reconciles the statutory income tax rate to the effective income tax rate:

	Six months ended June 30,
	2022	2021
	Unaudited	Unaudited

Tax rate	23%	23%

Tax expense (benefit) at statutory rate	$(3,319)	$(3,260)
Tax rate differential	37	15
Permanent differences with respect to stock-based compensation	509	92
Permanent differences with respect to derivative warrants liabilities, bifurcated conversion feature and convertible loans	701	2,080
Loss carryforwards and others	2,072	1,073
Income tax expense (benefit)	$-	$-

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

B.	Information about reported segment profit or loss and assets

			COVID-19
	Breast Cancer Test	Alzheimer	Testing and related products	Un-allocated	Total
	Unaudited
Six months ended June 30, 2022
Revenues	-	-	4,378	-	4,378
Operating loss	(1,527)	-	(1,468)	(3,133)	(6,128)
Unallocated amounts:
Financing expenses, net				(7,876)	(7,876)
Other losses				(396)	(396)
Share in losses of affiliated companies accounted for under equity method, net				-	-
Net loss	(1,527)	-	(1,468)	(11,405)	(14,400)

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

C.	Revenues by geographic region are as follows:

	Six months period ended June 30,		Three months period ended June 30,
	2022	2021	2022	2021
	Unaudited		Unaudited
Israel	$-	$-	$-	$-
United States	4,378	6,199	2,179	1,732
	4,378	6,199	2,179	1,732

TODOS MEDICAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 8 – SEGMENT REPORTING (continue)

D.	Property and equipment, net, by geographic areas:

	As of June 30,	As of December 31,
	2022	2021
	Unaudited
Israel	$28	$34
United States	1,703	2,011
	$1,731	$2,045

E.	Major customers

	As of June 30,
	2022	2021
Client A	-	62.1%
Client B	16.2%	8.2%
Client C	1.7%	11.4%
Client D	11.3%	0.2%
	29.2%	81.9%

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

Overview

●	Todos Medical Ltd. (“Todos Medical,” the “Company,” “we,” “our,” “us”), is an in vitro diagnostics company focused on distributing comprehensive solutions for COVID-19 screening and diagnosis and developing blood tests for the early detection of cancer and Alzheimer’s disease.

●	Todos has entered into distribution agreements with companies to distribute certain novel coronavirus (COVID-19) test kits. The agreements cover multiple international suppliers of PCR testing kits and related materials and supplies, as well as antibody testing kits from multiple manufacturers after completing validation of said testing kits and supplies in its partner CLIA/CAP certified laboratory in the United States. Todos has combined the PCR testing kits with automated lab equipment to create lab workflows capable of performing up to 40,000 PCR tests per day. Todos has entered into supply agreements with CLIA/CAP certified laboratories in the United States to deploy these PCR workflows. Todos has formed strategic partnerships with Meridian Health and other strategic partners to deploy COVID-19 antigen and antibody testing in the United States. Additionally, the Company is developing a lab-based COVID-19 3CL protease test to determine whether a COVID-19 positive patient remains contagious after quarantine is complete and is further developing point-of-care-based embodiments of the lab test for use in screening programs worldwide.

●	In December 2020, Todos announced the commercial launch of its proprietary 3CL protease inhibitor dietary supplement Tollovid™ at The Alchemist’s Kitchen in SoHo district in Manhattan, New York. Tollovid, a mix of botanical extracts, is being targeted to support healthy immune function against circulating coronaviruses. Tollovid’s mechanism of action is to inhibit the activity of the 3CL protease, a key protease required for the intracellular replication of coronaviruses. Tollovid was granted a Certificate of Free Sale by the US Food & Drug Administration in August 2020, allowing its commercial sale anywhere in the United States.

●	On March 11, 2022, the Company entered into a Share Purchase Agreement (the “SPA”) with 3CL Sciences Ltd. (“3CL”), an Israeli corporation, and NLC Pharma Ltd. (“NLC”), an Israeli corporation, pursuant to which (a) 3CL Sciences will purchase all therapeutic, diagnostic, dietary supplement and pharmaceutical assets from NLC that relate to 3CL protease biology (which is used in the development, manufacture, sale and distribution of Tollovid™ and Tollovir™) from NLC in exchange for a 100% equity interest in 3CL, (b) 3CL will allot 30.5% of its shares to the Company in exchange for a total cash commitment of $8 million, (c) NLC will sell 7.54% of 3CL’s issued and outstanding shares to the Company in exchange for a total cash commitment of $2 million, and (d) NLC will exchange 14.31% of 3CL’s issued and outstanding shares for shares of the Company having a market value of $3,800,000 on the day prior to the Closing, such that the Company will own 52% of 3CL’s issued and outstanding share capital and NLC will own 48% of 3CL’s issued and outstanding share capital. The Company and NLC have agreed to identify a seasoned biopharmaceutical CEO to manage 3CL going forward. The board of directors of 3CL Sciences will be made up of five (5) individuals: three (3) appointed by the Company and two (2) appointed by NLC.

On August 3, 2022, we announced that our CLIA/CAP-certified laboratory Provista Diagnostics has initiated a validation plan for PCR-based MonkeyPox testing. Under the plan, the Company is validating multiple PCR assays for MonkeyPox and will launch the most sensitive for lesion-based and saliva-based sample collections. While lesion-based testing is the current standard of care according to CDC guidelines, saliva-based sample collection is currently undergoing intense research that could open up the potential for testing of asymptomatic or very early-stage patients at high risk of severe disease (such as immunocompromised patients) that could result in earlier diagnosis and early intervention with therapeutic drugs such as Tecovirimat (TPOXX). TPOXX is an investigational drug candidate, and currently only available under an expanded access Investigational New Drug (EA-IND) protocol. The MonkeyPox tests are being developed as Laboratory Developed Tests (LDTs). A recent peer-reviewed article describing strong correlation of the sensitivity of lesion and saliva-based PCR testing was recently published in the journal Eurosurveillance.

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

Operating Results

Revenues

During the six and three months ended June 30, 2022, we generated revenues of $4,378,135 and $2,178,769, respectively, compared to revenues of $6,763,219 and $1,732,122, respectively, in revenues during the six and three months ended June 30, 2021. Such revenues were generated by the Company and through our U.S. subsidiaries, Corona Diagnostics, LLC and Provista Diagnostics, Inc.

Operating Expenses

Our current operating expenses consist of four components - cost of revenues, research and development expenses, marketing expenses and general and administrative expenses.

Cost of revenues

Our cost of revenues consists primarily of materials, depreciation and other related cost of revenues expenses.

The following table discloses the breakdown of cost of revenues:

	Six Months Ended June 30,		Three Months Ended June 30,
U.S. dollars	2022	2021	2022	2021
Salaries and related expenses	$-	$65,000	$-	$65,000
Materials and other costs	1,998,224	3,773,000	853,887	687,000
Depreciation	342,642	310,000	169,864	161,000
Total	$2,340,866	$4,148,000	$1,023,751	$913,000

Research and Development Expenses

Our research and development expenses consist primarily of salaries and related personnel expenses, subcontracted work and consulting and other related research and development expenses.

The following table discloses the breakdown of research and development expenses:

	Six Months Ended June 30,		Three Months Ended June 30,
U.S. dollars	2022	2021	2022	2021
Stock-based compensation	$-	$-	$-	$-
Professional fees	73,282	125,000	1,950	25,000
Laboratory and materials	373,017	501,000	6,800	207,000
Depreciation	6,707	15,000	3,118	7,000
Insurance and other expenses	2,149	2,000	1,032	-
Total	$455,155	$643,000	$12,900	$239,000

We expect that our research and development expenses will materially increase as we plan to rapidly recruit more employees in order to accelerate our research and development efforts.

Sales and Marketing expenses

Sales and marketing expenses consist primarily of salaries and share-based compensation expense.

The following table discloses the breakdown of sales and marketing expenses:

	Six Months Ended June 30,		Three Months Ended June 30,
U.S. dollars	2022	2021	2022	2021
Salaries and related expenses	$-	$253,000	$-	$252,000
Share Based Compensation	-	45,000	-	-
Professional Fees	1,828,296	1,660,000	747,822	347,000
Total	$1,828,296	$1,958,000	$747,822	$599,000

General and administrative

General and administrative expenses consist primarily of salaries, share-based compensation expense, professional service fees (for accounting, legal, bookkeeping, intellectual property and facilities), directors fee and insurance and other general and administrative expenses.

The following table discloses the breakdown of general and administrative expenses:

	Six Months Ended June 30,		Three Months Ended June 30,
U.S. dollars	2022	2021	2022	2021
Salaries and related expenses	$1,093,890	$84,000	$451,056	$44,000
Share-based compensation	1,797,668	365,000	617,730	164,000
Rent and maintenance expenses	312,818	49,000	163,397	49,000
Communication and investor relations	146,279	28,000	99,479	5,000
Doubtful debts	917,823	382,000	181,382	71,000
Depreciation	40,924	31,000	20,463	31,000
Professional fees	1,460,237	1,624,000	832,260	968,000
Insurance and other expenses	112,406	641,000	40,292	311,000
Total	$5,882,046	$3,204,000	$2,406,059	$1,643,000

Comparison of the six months ended June 30, 2022, to the six months ended June 30, 2021:

Results of Operations

Revenues. Our revenues for the six months ended June 30, 2022, were $4,378,135, compared to $6,763,219 revenues during the six months ended June 30, 2021, representing a net decrease of $2,385,084, or 35%. The decrease in our revenues is a result of the reduction in sales of our COVID-19 testing products through our U.S. subsidiary, Corona Diagnostics, LLC which was somewhat offset by sales of Tollovid™, which commenced in the fourth quarter of 2021.

Cost of revenues. Our cost of revenues for the six months ended June 30, 2022, were $2,340,866, compared to $4,148,000 during the six months ended June 30, 2021, representing a net decrease of $1,807,134, or 44%. The decrease in our cost of revenues is related to the decrease in sales of our COVID-19 testing products.

Research and Development Expenses. Our research and development expenses for the six months ended June 30, 2022, were $455,155 compared to $643,000 for the six months ended June 30, 2021, representing a net decrease of $187,845, or 29%. The decrease is primarily due to a decrease in professional fees and other research and development costs in connection with providing Covid testing services.

Sales and Marketing Expenses. Our sales and marketing expenses decreased from $1,828,296 in the six months ended June 30, 2022, to $1,958,000 in the six months ended June 30, 2021, a decrease of $129,704 or 7%.

General and Administrative Expenses. Our general and administrative expenses for the six months ended June 30, 2022, were $5,882,046, compared to $3,204,000 for the six months ended June 30, 2021, providing an increase of $2,678,046 or 84%. The increase is primarily due to an increase in stock-based compensation, salaries and related expenses, including for new employees, and doubtful debts partially offset by a decrease in professional services.

Finance (Income) Expenses, Net. Our net finance expenses for the six months ended June 30, 2022 was $7,876,359 compared to net finance expenses of $10,484,722 for the six months ended June 30, 2021, providing a decrease of $2,608,363 or 25%. The decrease is primarily due to changes in the fair value of warrants liability and amortization of discounts and accrued interest on convertible bridge loans.

Share in losses of affiliated company is accounted for under the equity method. Our share in losses of affiliated company accounted for under the equity method amounted to $492,018 in the six months ended June 30, 2021 ($0 in the six months ended June 30, 2022).

Other losses. Our other losses amounted to $396,000 in the six months ended June 30, 2022 ($0 in the six months ended June 30, 2021).

Net loss attributable to non-controlling interests. Our net loss attributable to non-controlling interests amounted to $29,173 in the six months ended June 30, 2022 ($0 in the six months ended June 30, 2021).

Net Loss attributable to the Company’s stockholders’ equity. Our net loss attributable to the Company’s stockholders’ equity for the six months ended June 30, 2022 was $14,371,842, compared to $14,167,830 for the six months ended June 30, 2021, providing an increase of $204,012 or 1%. The increase is primarily due to an increase in general and administrative expenses offset by a decrease in finance expenses, net as well as other changes as mentioned above.

Comparison of the three months ended ‘June 30, 2022, to the three months ended ‘June 30, 2021:

Results of Operations

Revenues. Our revenues for the three months ended June 30, 2022, were $2,178,769, compared to $1,732,122 revenues during the three months ended June 30, 2021, representing a net increase of $446,647, or 26%. The increase in our revenues is a result of the increase in sales of our sales of Tollovid™, which commenced in the fourth quarter of 2021 offset by decrease in sales of our COVID-19 testing products through our U.S. subsidiary, Corona Diagnostics, LLC.

Cost of revenues. Our cost of revenues for the three months ended June 30, 2022, were $1,023,751, compared to $913,000 during the three months ended June 30, 2021, representing a net increase of $110,751, or 12%. The increase in our cost of revenues is related to the increase in materials and other costs associated with our sales.

Research and Development Expenses. Our research and development expenses for the three months ended June 30, 2022, were $12,900 compared to $239,000 for the three months ended June 30, 2021, representing a net decrease of $226,100, or 95%. The decrease is primarily due to a decrease in research and development costs in connection with providing Covid testing services.

Sales and Marketing Expenses. Our sales and marketing expenses increased from $599,000 in the three months ended June 30, 2021, to $747,822 in the three months ended June 30, 2022, an increase of $148,822 or 25%. The increase in our sales and marketing expenses is related to an increase in professional fees.

General and Administrative Expenses. Our general and administrative expenses for the three months ended June 30, 2022, were $2,406,059, compared to $1,643,000 for the three months ended June 30, 2021, providing an increase of $763,059 or 46%. The increase is primarily due to an increase in stock-based compensation, salaries and related expenses, including for new employees, and doubtful debts partially offset by a decrease in professional services.

Finance (Income) Expenses, Net. Our net finance expenses for the three months ended June 30, 2022 was $4,404,359 compared to net finance expenses of $5,170,913 for the three months ended June 30, 2021, providing a decrease of $766,554 or 15%. The decrease is primarily due to changes in the fair value of warrants liability and amortization of discounts and accrued interest on convertible bridge loans.

Share in losses of affiliated company is accounted for under the equity method. Our share in losses of affiliated company accounted for under the equity method amounted to $0 in the three months ended June 30, 2022 ($118,698 in the three months ended June 30, 2021).

Other losses. Our other losses amounted to $396,000 in the three months ended June 30, 2022 ($0 in the three months ended June 30, 2021).

Net loss attributable to non-controlling interests. Our net loss attributable to non-controlling interests amounted to $29,173 in the three months ended June 30, 2022 ($0 in the three months ended June 30, 2021).

Net income (Loss) attributable to the Company’s stockholders’ equity. Our net loss attributable to the Company’s stockholders’ equity for the three months ended June 30, 2022 was $6,783,039, compared to net income of $3,390,654 for the three months ended June 30, 2021, providing an increase of $10,173,693. The increase is primarily due to an increase in general and administrative expenses and an increase in net finance expenses, as well as other changes as mentioned above.

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

Until December 31, 2021, we were an “emerging growth company” under the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we elected to rely on certain exemptions, including without limitation, (i) providing an auditor’s attestation report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis). These exemptions applied until the last day of the 2021 fiscal year (the fifth anniversary of the end of the fiscal year in which the first sale of our common equity securities pursuant to an effective registration statement under the Securities Act occurred).

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

The table below presents our cash flows:

STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Six months period ended June 30,
	2022	2021
	Unaudited	Unaudited
Cash flows from operating activities:
Net loss	$(14,400)	$(14,167)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	358	356
Impairment of investment in a subsidiary	396	-
Interest on short term loans and revolving credit line	547	-
Sale of subsidiary shares to non-controlling interests	635	-
Liability for minimum royalties	114	24
Stock-based compensation	2,221	399
Modification of terms relating to straight loan transaction	-	88
Share in losses of affiliated company	-	492
Change in fair value, amortization of discounts and accrued interest on convertible bridge loans	9,779	13,648
Amortization of discounts and accrued interest on straight loans	-	653
Change in fair value of derivative warrants liability and fair value of warrants expired	-	(294)
Change in fair value of liability related to conversion feature of convertible bridge loans	(3,614)	(4,307)
Decrease (increase) in trade receivables	1,129	(1,168)
Increase in inventories	79	(1,348)
Decrease (increase) in other current assets	(468)	712
Increase (decrease) in accounts payable	1,262	(481)
Decrease in deferred revenues	-	(857)
Increase (decrease) in other current liabilities	(513)	260
Operating lease liability	(48)	-
Net cash used in operating activities	(2,523)	(5,990)

Cash flows from investing activities:
Purchase of property and equipment	(3)	(770)
Cash used in purchased of subsidiary	-	(1,176)
Investment in other companies	-	(635)
Net cash used in investing activities	(3)	(2,581)

Cash flows from financing activities:
Proceeds from straight loans and revolving credit line	3,974	1,850
Repayment of Receivables financing facility		(1,249)
Repayment of straight loans	(1,620)	(1,058)
Repayment of convertible bridge loans		(2,166)
Proceeds from issuance of units consisting of convertible bridge loans, stock warrants and shares, net		10,312
Proceeds from issuance of ordinary shares through equity line		255
Net cash provided by financing activities	2,354	7,944

Change in cash, cash equivalents	(172)	(627)
Cash, cash equivalents at beginning of period	189	935
Cash, cash equivalents at end of period	$17	$308

Operating Activities

Net cash used in operating activities for the six months ended ‘June 30, 2022 was $2,523,000 compared to $5,990,000 in the three months ended ‘June 30, 2021. The decrease in the cash flow used in operating activities in 2022 compared to 2021 is primarily due to an increase in Stock-based compensation, interest on revolving credit line, trade receivables and accounts payable offset by decrease in amortization of discounts and accrued interest on convertible bridge loans.

Investing Activities

Net cash used in investing activities for the for the six months ended June 30, 2022 was $3,000, compared with $2,581,000 in the six months ended June 30, 2021. The primary reason for the decrease in investing activities was due to a decrease in the purchase of laboratory and other equipment by our U.S. subsidiaries, Corona Diagnostics, LLC and Provista Diagnostics, Inc and amounts paid in the six months ended June 30, 2021 to purchase our subsidiary, Provista Diagnostics, Inc. and investments in other companies.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2022 was $2,354,000, compared to net cash provided by financing activities for the six months ended June 30, 2021 of $7,944,000. This decrease is primarily due to a decrease in proceeds from issuance of units consisting of convertible bridge loans, stock warrants and shares, net partially offset by decrease in repayment of Receivables financing facility and repayment of convertible bridge loans.

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

We are currently conducting Corona testing through our Provista Laboratories and distributing COVID-19 testing kits as means of funding our operations.

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

Recent Developments

3CL Acquisition

On March 11, 2022, the Company entered into a Share Purchase Agreement (the “SPA”) with 3CL Sciences Ltd. (“3CL”), an Israeli corporation, and NLC Pharma Ltd. (“NLC”), an Israeli corporation, pursuant to which (a) 3CL Sciences will purchase all therapeutic, diagnostic, dietary supplement and pharmaceutical assets from NLC that relate to 3CL protease biology (which is used in the development, manufacture, sale and distribution of Tollovid™ and Tollovir™) from NLC in exchange for a 100% equity interest in 3CL, (b) 3CL will allot 30.5% of its shares to the Company in exchange for a total cash commitment of $8 million, (c) NLC will sell 7.54% of 3CL’s issued and outstanding shares to the Company in exchange for a total cash commitment of $2 million, and (d) NLC will exchange 14.31% of 3CL’s issued and outstanding shares for shares of the Company having a market value of $3,800,000 on the day prior to the Closing, such that the Company will own 52% of 3CL’s issued and outstanding share capital and NLC will own 48% of 3CL’s issued and outstanding share capital. The Company and NLC have agreed to identify a seasoned biopharmaceutical CEO to manage 3CL going forward. The board of directors of 3CL Sciences will be made up of five (5) individuals: three (3) appointed by the Company and two (2) appointed by NLC.

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

The Note has a maturity date of April 8, 2025, and is convertible into Ordinary Shares of the Company at a conversion price equal to the lesser of $0.05 or the volume weighted average price of the last 20 trading days for the Ordinary Shares prior to the date of conversion. In the event SIH delivers a Notice of Conversion to the Company at a per share price less than $0.05 ($0.05), the Company has the right to immediately notify SIH of its intention to pay the conversion amount in cash within three (3) business days of receipt of the Notice of Conversion (i.e., before SIH would take possession of shares converted under the Notice of Conversion).

In the event that the Company lists its Ordinary Shares on a national securities exchange, the Note shall automatically be exchanged into ordinary shares with a conversion price equal to the lesser of (a) $0.05, (b) the opening price on the day of the uplisting provides there is no transaction associated with the uplisting or (c) the deal price of an uplisting transaction.

On February 4, 2022 and on March 10, 2022, the Company issued a total of 49,620,690 ordinary shares upon conversion of $1,804,000 of principal and accrued interest, out of a convertible note in the principal amount of $3,500,000 issued in the acquisition of Provista.

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

Financing and Fundraising Other Than Crossover Notes

Toledo

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

Leviston

The Company and Leviston Resources LLC, a Delaware limited liability company (“Leviston”) are parties to that certain Securities Purchase Agreement, dated as of July 9, 2020, pursuant to which Leviston purchased an aggregate principal amount of $850,000 of convertible notes from the Company. On March 3, 2021, the Company and Leviston entered into a Closing Agreement pursuant to which Leviston exercised its right to invest an additional $847,570 into the Company of convertible notes.

The Company and Leviston are parties to that certain Secured Convertible Loan Agreement, dated as of May 20, 2022, pursuant to which Leviston purchased an aggregate principal amount of $1,672,502 of convertible notes from the Company (with net proceeds of $1,003,000) (collectively, the “Note”). The Note is secured by the same collateral that secures the July 9, 2020 convertible notes. The conversion price for the Note is equal to the lowest trading price during and including the 10 days prior to the Conversion Date.

The initial closing date of the Note was March 31, 2022. The maturity date for amounts received under the note is 180 days from the date of receipt. According to the Secured Convertible Note Agreement, the Initial Closing amount was One Million Dollars ($1,000,000) which was paid in separate installments as follows: 1) $292,700.77 on January 5th, 2022, 2) $400,000 on January 18th 2022 and 3) and $325,800 on January 19th, 2022, (total of $1,003,500 net of the original issue discount). Each such amount was due to be repaid 180 days after it was paid.

On March 15, 2022, the Company repaid $324,000, thus the principal amount outstanding under the Note is currently $1,348,501 (including the original issue discount). Under the terms of the Secured Convertible Note Agreement, in the event that the Company does not timely repay all amounts due under the Note, Leviston has the right to convert Two Hundred Percent (200%) of the Aggregate Loan Principal Amount, less any amount that has been repaid, at the conversion price described above. As of the date of this report on Form 10-Q, Leviston has not issued a conversion notice.

Lincoln Park

On August 4, 2020, we entered into a purchase agreement (the “LPC Purchase Agreement”) with Lincoln Park Capital, LLC (“Lincoln Park”), pursuant to which Lincoln Park agreed to purchase from us up to an aggregate of $10,275,000 of our ordinary shares (subject to certain limitations) from time to time over the term of the LPC Purchase Agreement. Also on August 4, 2020, we entered into a registration rights agreement with Lincoln Park, pursuant to which on August 11, 2020, we filed with the Securities and Exchange Commission, or the SEC, a registration statement (the “LPC Registration Statement”) to register for resale under the Securities Act of 1933, as amended, or the Securities Act, the ordinary shares that have been or may be issued to Lincoln Park under the LPC Purchase Agreement. That registration statement became effective on August 18, 2020.

The LPC Registration Statement covers the resale by Lincoln Park of up to 50,000,000 ordinary shares, comprised of: (i) 5,812,500 ordinary shares that we issued to Lincoln Park as a fee for making its irrevocable commitment to purchase our ordinary shares under the LPC Purchase Agreement, which we refer to in this registration statement on Form S-1 as the Commitment Shares, (ii) 3,437,500 ordinary shares that we sold to Lincoln Park on August 5, 2020 for a total purchase price of $275,000 in an initial purchase under the LPC Purchase Agreement the (“Initial Purchase Shares”), and (iii) up to an additional 40,750,000 ordinary shares that we have reserved for sale to Lincoln Park under the LPC Purchase Agreement from time to time after the date of the LPC Registration Statement, if and when we determine to sell additional ordinary shares to Lincoln Park under the LPC Purchase Agreement. Since August 18, 2020, Lincoln Park has purchased 37,977,388 of our ordinary shares under the LPC Purchase Agreement, at prices ranging from $ 0.038 per share to $ 0.115 per share. The Company does not currently expect to sell any more shares to Lincoln Park under the LPC Purchase Agreement.

The LPC Purchase Agreement prohibits us from directing Lincoln Park to purchase any ordinary shares if those ordinary shares, when aggregated with all other ordinary shares then beneficially owned by Lincoln Park and its affiliates, would result in Lincoln Park having beneficial ownership, at any single point in time, of more than 4.99% of the then total outstanding ordinary shares, as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Rule 13d-3 thereunder, which limitation we refer to as the Beneficial Ownership Cap.

Issuances of our ordinary shares to Lincoln Park under the LPC Purchase Agreement will not affect the rights or privileges of our existing shareholders, except that the economic and voting interests of each of our existing shareholders will be diluted as a result of any such issuance. Although the number of ordinary shares that our existing shareholders own will not decrease, the ordinary shares owned by our existing shareholders will represent a smaller percentage of our total outstanding ordinary shares after any such issuance of ordinary shares to Lincoln Park under the LPC Purchase Agreement.

Yeshiva Orot Hateshuva

On November 4, 2020, we entered into a Secured Convertible Equipment Loan Agreement with Friends of Yeshiva Orot Hateshuva Inc. (“Friends”), pursuant to which Friends lent us $450,000 to purchase two liquid handler machines. Under the terms of the agreement, the note was issued with 41.4% Original Issue Discount, with Friends receiving a royalty of 12.5% of all amounts resulting from any diagnostic tests performed by the two liquid handler machines. During the initial payback period and up until the earlier of either (a) the Maturity Date, or (b) the aggregate loan amount is paid in full, all Royalty payments made to Investor will be counted towards their loan balance. Thereafter, the royalties continue so long as the machines are in use. The Maturity Date was March 4, 2021. On March 4, 2021, the Company and Friends agreed to extend the maturity date of the note to May 1, 2021, in exchange for a payment of $100,000 and the issuance of 2,000,000 ordinary shares, in each case to a charity designated by Friends. As of August 16, 2022, the Company has not made any royalty payments to Friends. The note has been repaid.

On July 19, 2021, we entered into a Secured Promissory Note and a Secured Loan Agreement with Friends, pursuant to which Friends lent us an aggregate principal amount of $1,666,666 (with net proceeds to us of $1,000,000), with a maturity date of January 19, 2022. On January 27, 2022, Friends agreed to extend the due date of the Original Note from January 19, 2022 to April 19, 2022 in exchange for increasing the balance due to $1,833,333 (the “Extension Agreement), inclusive of a 10% ($166,666) cash fee (the “Extension Cash Fee”) and a 13% equity fee (the “Extension Equity Fee”) valued at $216,666 that was issued as of January 31st, 2022 at the conversion price of $0.0575 per Ordinary share of Todos. On February 18, 2022, Todos and Friends agreed to further amend the understanding between the Parties as it relates to the Original Note and the Extension Agreement to allow for a partial repayment of the Original Note and allow for that Original Note to become convertible into Ordinary Shares of the Lender. If the note to Friends was not repaid by April 30, 2022, Friends had the right to convert One Hundred Percent (100%) of Loan Principal, less any amount that has been repaid, at a default conversion price equal to the lowest closing price of the Company’s Ordinary Shares in the ten (10) days prior to the conversion. The note was not repaid by April 30, 2022, and as of the date of this report on Form 10-Q, Friends has not converted the note.

Harper Advance

On December 31, 2020, we entered into a Secured Convertible Equipment Loan Agreement with Harper Advance LLC (“Harper”), pursuant to which Harper lent us $450,000 to purchase two liquid handler machines. Under the terms of the agreement, the note was issued with 40% Original Issue Discount, with Harper receiving a royalty of 12.5% of all amounts resulting from any diagnostic tests performed by the two liquid handler machines. During the initial payback period and up until the earlier of either (a) the Maturity Date, or (b) the aggregate loan amount is paid in full, all Royalty payments made to Investor will be counted towards their loan balance. Thereafter, the royalties continue so long as the machines are in use. The Maturity Date was April 30, 2021. As of August 16, 2022, the Company has not made any royalty payments to Harper. Harper’s note was purchased by another investor and converted into ordinary shares of the Company.

T-Cell Protect Hellas S.A.

On November 22, 2021, the Company entered into a Securities Purchase Agreement with T-Cell Protect Hellas S.A. (“T-Cell”) pursuant to which the Company agreed to issue a convertible promissory note (the “Note”) to T-Cell Protect in the principal amount of €1,000,000. To date, T-Cell has not fulfilled its obligation to pay for the Note, and therefore the Company has not yet issued the Note. The proceeds from this Transaction are intended to be used for the clinical development of Tollovir, the Company’s therapeutic candidate for hospitalized COVID-19 patients.

Testing 123, LLC

On March 14, 2022, the Company and Testing 123, LLC (the “Lender”) signed a Revolving Line of Credit Agreement, pursuant to which the Lender will provide the Company with a credit facility of up to $1,250,000 bearing a monthly interest of 5% calculated for a minimum period of 60 days. The Company may request advances under the agreement from the date of the agreement and until March 14, 2023. The Maturity Date of each draw will be the earlier of (i) 60 days from the date of the loan, (ii) the occurrence of an event of default as defined in the agreement and (iii) with respect to funds received by the Company through collections on receivables included in a Receivables Pool, as defined in the agreement, 3 days after such funds have been received by the escrow account agent or the Company. Additionally, under the terms of the Revolving Line of Credit Agreement, the Company agreed to issue to Testing 123, LLC, shares equal to a 10% ownership stake in Provista, which interest is protected against dilution. As of June 30, 2022, the Company utilized the entire credit facility. The Company has estimated the carrying value of the 10% shares of Provista at $635,000 and recorded $635,000 as interest expenses.

Crossover Notes

Yozma

On January 22, 2021, we entered into a Securities Purchase Agreement with Yozma Group Korea Ltd. (the “First Yozma Purchaser”) pursuant to which on January 29, 2021, the Company issued a convertible promissory note to the Purchaser in the principal amount of $4,857,142.86 for proceeds of $3,400,000 (the “Transaction”). The note has a maturity date of one year from the date of issuance and pays interest at a rate of 4% per annum. In addition, the First Yozma Purchaser received a warrant to purchase up to 16,956,929 Ordinary Shares of the Company with an exercise price equal to $0.107415 per share. The warrant is exercisable for 5 years from the date of issuance. In the event that the Company effectuates a reverse split of its ordinary shares for a ratio in excess of 1:20, the resulting adjusted warrant shares and exercise price are limited to a 1:20 ratio.

The note is convertible into Ordinary Shares of the Company at a conversion price of $0.0599. In the event that the Company lists its Ordinary Shares on a national securities exchange, the First Yozma Purchaser, upon request of the Company, will be obligated to exchange its note for Preferred A Shares that convert, solely at the discretion of the Company’s Board of Directors, into Ordinary Shares at a conversion rate of 1,000 Ordinary Shares per Preferred A Share. As of July 22, 2022, there are 50,000 Preferred A Shares authorized which equals a total possible issuance of 50 million Ordinary Shares pursuant to the conversion of the Preferred A Shares.

On April 27, 2021, we entered into a Securities Purchase Agreement (the “SPA”) with Yozma Global Genomic Fund (the “Second Yozma Purchaser” and together with the First Yozma Purchaser, the “Yozma Purchasers”) pursuant to which on April 28, 2021, the Company issued a convertible promissory note to the Purchaser in the principal amount of $4,714,285.71 for proceeds of $3,300,000. The note has a maturity date of one year from the date of issuance and pays interest at a rate of 4% per annum. The note is convertible into Ordinary Shares of the Company at a conversion price of $0.0599. In the event that the Company lists its Ordinary Shares on a national securities exchange, the Second Yozma Purchaser, upon request of the Company, will be obligated to exchange its note for Preferred A Shares that convert, solely at the discretion of the Company’s Board of Directors, into Ordinary Shares at a conversion rate of 1,000 Ordinary Shares per Preferred A Share.

The notes issued to the Yozma Purchasers are currently past due, and the Company is negotiating an extension of the maturity dates with Yozma.

Kips Bay

On April 8, 2021, the Company entered into a Securities Purchase Agreement with Kips Bay Select LP (the “Purchaser”) pursuant to which the Company agreed to issue a convertible promissory note (the “First Kips Bay Note”) to the Purchaser in the principal amount of $4,285,714.29 for proceeds of $3,000,000. The closing occurred on April 12, 2021. The First Kips Bay Note has a maturity date of one year from the date of issuance and pays interest at a rate of 4% per annum. In addition, the Purchaser received a warrant to purchase up to 16,000,000 Ordinary Shares of the Company with an exercise price equal to $0.107415 per share. The warrant is exercisable for 5 years from the date of issuance. In the event that the Company effectuates a reverse split of its Ordinary Shares for a ratio in excess of 1:20, the resulting adjusted warrant shares and exercise price are limited to a 1:20 ratio. The Company used the net proceeds from the First Kips Bay Note to initiate the Phase 2 for Tollovir™ clinical trial in COVID-19 patients, complete the acquisition of Provista Diagnostics, Inc. and for general corporate purposes.

The First Kips Bay Note is convertible into Ordinary Shares at a conversion price of $0.0599. In the event that the Company lists its Ordinary Shares on a national securities exchange, the Purchaser, upon request of the Company, will be obligated to exchange the Original Issue Discount portion of the First Kips Bay Note for Preferred A Shares, while the Purchaser may elect to convert the remaining principal amount of its notes.

The First Kips Bay Note is currently past due and the Company is negotiating an extension of the maturity date with the Purchaser.

Until May 5, 2022, the Purchaser had the option to purchase an additional note in the principal amount of $5,285,714.20 for proceeds of $3,700,000 and an additional warrant to purchase 16,000,000 Ordinary Shares. The purchaser did not exercise the option.

On July 7, 2021, the Company entered into a Securities Purchase Agreement with the Purchaser pursuant to which the Company agreed to issue a convertible promissory note (the “Second Kips Bay Note”) to the Purchaser in the principal amount of $1,535,714 for proceeds of $1,075,000. The closing occurred on July 7, 2021. In addition, the Purchaser received a warrant to purchase up to 3,440,000 Ordinary Shares of the Company with an exercise price equal to $0.107415 per share. The warrant is exercisable for 5 years from the date of issuance. The Second Kips Bay Note has a maturity date of one year from the date of issuance and pays interest at a rate of 4% per annum. The Second Kips Bay Note is convertible into Ordinary Shares of the Company at a conversion price of $0.0599. In the event that the Company lists its Ordinary Shares on a national securities exchange, the Purchaser, upon request of the Company, will be obligated to exchange the Original Issue Discount portion of the Second Kips Bay Note for Preferred A Shares, while the Purchaser may elect to convert the remaining principal amount of its notes. The Company used the net proceeds for general corporate purposes.

The Second Kips Bay Note is currently past due and the Company is negotiating an extension of the maturity date with the Purchaser.

On October 21, 2021, Todos Medical Ltd. (the “Company”) entered into a Securities Purchase Agreement with the Purchaser pursuant to which the Company agreed to issue a convertible promissory note (the “Third Kips Bay Note”) to the Purchaser in the principal amount of $1,428,571.43 for proceeds of $1,000,000. The closing occurred on October 22, 2021. In addition, the Purchaser received a warrant to purchase up to 3,440,000 shares of Common Stock of the Company with an exercise price equal to $0.107415 per share. The warrant is exercisable for 5 years from the date of issuance. The Third Kips Bay Note has a maturity date of one year from the date of issuance and pays interest at a rate of 4% per annum. The Third Kips Bay Note is convertible into shares of Common Stock at a conversion price of $0.0599. In the event that the Company lists its Ordinary Shares on a national securities exchange, the Purchaser, upon request of the Company, will be obligated to exchange the Original Issue Discount portion of its Third Kips Bay Note for Preferred A Shares, while the Purchaser may elect to convert the remaining principal amount of its notes. The Company intends to use the net proceeds from this Third Kips Bay Note to continue funding the ongoing Phase 2 clinical trial of Tollovir® in hospitalized COVID-19 patients, beginning the initial marketing campaign for the cPass neutralizing antibody test launch at Provista Diagnostics and general corporate purposes.

Merkakein

On July 6, 2021, the Company entered into a Securities Purchase Agreement with S.B. Nihul Merkakein pursuant to which the Company issued a convertible promissory note to Merkakein in the principal amount of $285,714 for proceeds of $200,000. The closing occurred on July 6, 2021. In addition, Merkakein received a warrant to purchase up to 997,466 Ordinary Shares of the Company with an exercise price equal to $0.107415 per share. The warrant is exercisable for 5 years from the date of issuance. The Company used the net proceeds for general corporate purposes. The note has a maturity date of one year from the date of issuance and pays interest at a rate of 4% per annum. The note is convertible into Ordinary Shares at a conversion price of $0.0599. In the event that the Company lists its Ordinary Shares on a national securities exchange, Merkakein, upon request of the Company, will be obligated to exchange its note for Preferred A Shares that convert, solely at the discretion of the Company’s Board of Directors, into Ordinary Shares at a conversion rate of 1,000 Ordinary Shares per Preferred A Share.

The  Note is currently past due and the Company is negotiating an extension of the maturity date with Merkakein.

Mercer Street

On September 23, 2021, the Company completed the conditions precedent required to enter into a Securities Purchase Agreement with Mercer Street Global Opportunity Fund, LLC pursuant to which the Company issued a convertible promissory note to Mercer Street in the principal amount of $2,285,142.86 for proceeds of $2,000,000. In addition, the Purchaser received a warrant to purchase up to 11,924,636 Ordinary Shares of the Company with an exercise price equal to $0.107415 per share. The warrant is exercisable for 5 years from the date of issuance. The Company intends to use the net proceeds from the conversion shares and the warrant shares to initiate Phase 2/3 trials for Tollovir™ COVID-19 patients, initiate digital marketing for its dietary supplement Tollovid®, increase sales & marketing for Provista Diagnostics, and for general corporate purposes. The note has a maturity date of one year from the date of issuance and pays interest at a rate of 4% per annum. The note is convertible into Ordinary Shares of the Company at a conversion price of $0.0599. In the event that the Company lists its Ordinary Shares on a national securities exchange, Mercer Street, upon request of the Company, will be obligated to exchange the Original Issue Discount portion of its note for Preferred A Shares, while Mercer Street may elect to convert the remaining principal amount of its notes. On April 11, 2022, Mercer Street converted $748,750 of principal and accrued interest into 15,625,000 ordinary shares.

Quick Capital

On August 9, 2021, the Company entered into a Securities Purchase Agreement with Quick Capital, LLC pursuant to which the Company issued a convertible promissory note to Quick Capital in the principal amount of $142,857 for proceeds of $100,000. The closing occurred on August 9, 2021 . In addition, Quick Capital received a warrant to purchase up to 498,733 Ordinary Shares of the Company with an exercise price equal to $0.107415 per share. The warrant is exercisable for 5 years from the date of issuance. The Company used the net proceeds for general corporate purposes. The note has a maturity date of one year from the date of issuance and pays interest at a rate of 4% per annum. The note is convertible into Ordinary Shares at a conversion price of $0.0599. In the event that the Company lists its Ordinary Shares on a national securities exchange, Quick Capital, upon request of the Company, will be obligated to exchange its note for Preferred A Shares that convert, solely at the discretion of the Company’s Board of Directors, into Ordinary Shares at a conversion rate of 1,000 Ordinary Shares per Preferred A Share.

On December 14, 2021, the Company entered into a Securities Purchase Agreement with Quick Capital pursuant to which the Company issued a convertible promissory note to Quick Capital in the principal amount of $142,857 for proceeds of $100,000. The note has a maturity date of one year from the date of issuance and pays interest at a rate of 4% per annum. The note is convertible into Ordinary Shares at a conversion price of $0.0599. In addition, Quick Capital received a warrant to purchase up to 5,613,334 Ordinary Shares of the Company with an exercise price equal to $0.107415 per share. The warrant is exercisable for 5 years from the date of issuance. The Company intends to use the net proceeds for general corporate purposes. In the event that the Company lists its Ordinary Shares on a national securities exchange, Quick Capital, upon request of the Company, will be obligated to exchange its note for Preferred A Shares that convert, solely at the discretion of the Company’s Board of Directors, into Ordinary Shares at a conversion rate of 1,000 Ordinary Shares per Preferred A Share.

Greentree

On October 11, 2021, the Company entered into a Securities Purchase Agreement with Greentree Financial Group pursuant to which the Company issued a convertible promissory note to the Purchaser in the principal amount of $428,571 for proceeds of $300,000. In addition, Greentree received a warrant to purchase up to 1,252,087 Ordinary Shares of the Company with an exercise price equal to $0.107415 per share. The warrant is exercisable for 5 years from the date of issuance. The Company used the net proceeds for general corporate purposes. The note has a maturity date of one year from the date of issuance and pays interest at a rate of 4% per annum. The note is convertible into Ordinary Shares at a conversion price of $0.0599. In the event that the Company lists its Ordinary Shares on a national securities exchange, Greentree, upon request of the Company, will be obligated to exchange the Original Issue Discount portion of its note for Preferred A Shares, while Greentree may elect to convert the remaining principal amount of its notes.

Leonite

On November 2, and November 24, 2021, the Company entered into a Securities Purchase and other related documents with Leonite Fund I, LP pursuant to which the Company issued a convertible promissory note to Leonite in the principal amount of $1,432,142 for proceeds of $1,002,500. The closing occurred on November 2, 2021. The note has a maturity date of one year from the date of a issuance and pays interest at a rate of 4% per annum. The note is convertible into Ordinary Shares at a conversion price of $0.0599.

In addition, the Purchaser received a warrant to purchase up to 5,613,334 Ordinary Shares of the Company with an exercise price equal to $0.107415 per share. The warrant is exercisable for 5 years from the date of issuance. The Company intends to use the net proceeds for general corporate purposes.

In the event that the Company lists its Ordinary Shares on a national securities exchange, Leonite, upon request of the Company, will be obligated to exchange the Original Issue Discount portion of its note for Preferred A Shares, while Leonite may elect to convert the remaining principal amount of its notes.

Ascendant

On December 21, 2021, the Company entered into a Securities Purchase Agreement with Ascendant, LLC pursuant to which the Company issued a convertible promissory note to Ascendant in the principal amount of $300,000 for proceeds of $210,000. The closing occurred on December 21, 2021. In addition, Ascendant received a warrant to purchase up to 1,252,087 Ordinary Shares of the Company with an exercise price equal to $0.107415 per share. The warrant is exercisable for 5 years from the date of issuance. The Company used the net proceeds for general corporate purposes. The note has a maturity date of one year from the date of issuance and pays interest at a rate of 4% per annum. The note is convertible into Ordinary Shares at a conversion price of $0.0599. In the event that the Company lists its Ordinary Shares on a national securities exchange, Ascendant, upon request of the Company, will be obligated to exchange the Original Issue Discount portion of its note for Preferred A Shares, while Ascendant may elect to convert the remaining principal amount of its notes.

Crossover Notes Registration Statement

On May 13, 2021, the Company filed a registration statement on Form S-1, registering for resale all of the conversion shares and the warrant shares described above under the headings of Kips Bay, Merkakein, Mercer Street, Quick Capital, Greentree, Leonite, and Ascendant (the “Registration Statement), except for the conversion shares issuable to Yozma Purchasers and the conversion shares issuable under the First Kips Bay Note, all of which were already saleable under Rule 144. The Registration Statement was subsequently amended in January 2022 and February 2022 and was declared effective on February 4, 2022. Subsequent to the effective date of the Registration Statement, if the closing sale price of the Ordinary Shares averages less than the then conversion price over a period of ten (10) consecutive trading days, the conversion price shall reset to such average price. If the 10 day volume weighted average price of the Ordinary Shares continues to be less than the conversion price then the conversion price should reset to such 10-day average price with a maximum of a 20% discount from the initial Conversion Price.

Reverse Split

At an extraordinary general meeting of our shareholders to be held on September 28, 2022, our shareholders will be asked to approve a reverse share split of the Company’s ordinary shares within a range of 1:2 to 1:500, to be effective at the ratio and on a date to be determined by the Board of Directors of the Company (the “Reverse Split”). All per share amounts and calculations in this quarterly report on Form 10-Q and the accompanying financial statements do not reflect the effects of the Reverse Split.

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

On March 11, 2022, the Company entered into a Share Purchase Agreement (the “SPA”) with 3CL Sciences Ltd. (“3CL”), an Israeli corporation, and NLC Pharma Ltd. (“NLC”), an Israeli corporation, pursuant to which (a) 3CL Sciences will purchase all therapeutic, diagnostic, dietary supplement and pharmaceutical assets from NLC that relate to 3CL protease biology (which is used in the development, manufacture, sale and distribution of Tollovid™ and Tollovir™) from NLC in exchange for a 100% equity interest in 3CL, (b) 3CL will allot 30.5% of its shares to the Company in exchange for a total cash commitment of $8 million, (c) NLC will sell 7.54% of 3CL’s issued and outstanding shares to the Company in exchange for a total cash commitment of $2 million, and (d) NLC will exchange 14.31% of 3CL’s issued and outstanding shares for shares of the Company having a market value of $3,800,000 on the day prior to the Closing, such that the Company will own 52% of 3CL’s issued and outstanding share capital and NLC will own 48% of 3CL’s issued and outstanding share capital. The Company and NLC have agreed to identify a seasoned biopharmaceutical CEO to manage 3CL going forward. The board of directors of 3CL Sciences will be made up of five (5) individuals: three (3) appointed by the Company and two (2) appointed by NLC.

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

The Note has a maturity date of April 8, 2025, and is convertible into Ordinary Shares of the Company at a conversion price equal to the lesser of $0.05 or the volume weighted average price of the last 20 trading days for the Ordinary Shares prior to the date of conversion. In the event SIH delivers a Notice of Conversion to the Company at a per share price less than $0.05 ($0.05), the Company has the right to immediately notify SIH of its intention to pay the conversion amount in cash within three (3) business days of receipt of the Notice of Conversion (i.e., before SIH would take possession of shares converted under the Notice of Conversion).

In the event that the Company lists its Ordinary Shares on a national securities exchange, the Note shall automatically be exchanged into ordinary shares with a conversion price equal to the lesser of (a) $0.05, (b) the opening price on the day of the uplisting provides there is no transaction associated with the uplisting or (c) the deal price of an uplisting transaction.

On February 4, 2022 and on March 10, 2022, the Company issued a total of 49,620,690 ordinary shares upon conversion of $1,804,000 of principal and accrued interest, out of a convertible note in the principal amount of $3,500,000 issued in the acquisition of Provista.

Employees and Consultants

During the six months ended June 30, 2022 and the year ended December 31, 2021, the Company hired 12 and 23 new employees, respectively, including management and staffing of laboratory, sales and marketing and general administrative staffing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk during the second quarter of 2022. For a discussion of our exposure to market risk, please see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2021 Form 10-K.

TODOS MEDICAL LTD.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of ‘June 30, 2022, or the Evaluation Date. Based on such evaluation, those officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are ineffective in recording, processing, summarizing and reporting, on a timely basis, information required to be included in periodic filings under the Exchange Act and that such information is not accumulated and communicated to management, including our principal executive and financial officers, in a manner sufficient to allow timely decisions regarding required disclosure, due to lack of sufficient internal accounting personnel, segregation of duties, lack of sufficient internal controls (including IT general controls) that encompass the Company as a whole with respect to entity and transactions level controls in order to ensure complete documentation of complex and non-routine transactions and adequate financial reporting.

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

During the quarter ended ‘June 30, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes to our legal proceedings as described in “Part I, Item 3. Legal Proceedings” of our 2021 Form 10-K, except for the following:

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

A lawsuit has been commenced by Todos against Biodiagnostic Labs, Inc. in the Supreme Court of New York. Todos claims that Biodiagnostics owes approximately $550,000 arising out of unpaid invoices for testing kits sold and delivered. Todos is also seeking repossession of medical equipment valued at approximately $500,000 over which there is presently no dispute that Todos retains sole ownership. Todos terminated its relationship with Biodiagnostics and demanded return of the medical equipment in November of 2021. Efforts to settle the dispute amicably were unsuccessful. Demand was made for return of the equipment. Biodiagnostics failed to comply with that demand. A complaint was filed on February 25, 2022. This dispute is only in its initial legal stages. No discovery has been conducted, and thus the nature or extent of any potential counterclaims/setoffs is unknown. However, at this early stage, it does not appear that Todos faces any material exposure, and it would appear that Biodiagnostics will ultimately be liable to Todos on both the monetary and repossession claims if the case were to be litigated. In addition to vigorous pursuit of the lawsuit, Todos is also considering making a pre-judgment motion authorizing the sheriff to seize the equipment.

Through counsel, Todos made several demands upon MOTOPARA Foundation for the return of medical equipment owned by Todos. Initial demand was made to Chief Executive Officer Eric S. Canonico, and follow up demand to attorney Donald J. Hodson. To date, Motopara has ignored those demands. No legal action has been commenced to date. Todos intends to commence legal action and is currently exploring doing so in conjunction with Integrated Health LLC, which has claims arising out of the same series of transactions and events which give rise to the repossession claim. This dispute is only in its initial legal stages. No discovery has been conducted, and thus the nature or extent of any potential counterclaims/setoffs is unknown. However, at this early stage, there is no known dispute to Todos’ ownership or immediate right of possession, and it does not appear that Todos faces negative exposure.

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors from those disclosed in “Part I, Item 1A. Risk Factors” of our 2021 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There are no transactions that have not been previously included in a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

TODOS MEDICAL LTD.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBIT INDEX

Exhibit Number	Description

3.1**	Amended and Restated Articles of Association of Todos Medical Ltd. (filed as Exhibit 99.1 to the Company’s current report on Form 6-K (File No. 333-209744) filed on March 30, 2017).

4.1**	Todos Medical Ltd. 2015 Israeli Share Option Plan. (filed as Exhibit 10.7 to the Company’s registration statement on Form F-1 (File No. 333-209744) filed on February 26, 2016).

4.2**	Todos Medical Ltd. 2021 Equity Incentive Plan, filed as Exhibit 4.2 on the Company’s Annual Report on Form 10-K, filed on March 31, 2022.

4.3**	Description of Ordinary Shares filed as Exhibit 4.3 on the Company’s Annual Report on Form 10-K, filed on March 31, 2022.

10.1**	Employment Agreement, dated March 16, 2017, between Todos Medical Singapore Pte Ltd. and Dr. Wee Yue Chew and warrant agreement, dated March 16, 2017, between Todos Medical Ltd. and Dr. Wee Yue Chew (filed as Exhibit 4.12 to Form 20-F (File No. 333-209744) filed on May 1, 2017).

10.2**	Share Purchase and Assignment of License Agreement among Todos Medical Ltd., Amarantus Bioscience Holdings, Inc., and Breakthrough Diagnostics, Inc., dated February 27, 2019, filed as Exhibit 4.4 to the Company’s Form 6-K filed on February 28, 2019

10.3**	Marketing and Reseller Agreement, between the Company and Care G.B. Plus Ltd., dated December 20, 2018 filed as Exhibit 4.10 to the Company’s Form 20-F filed on March 28, 2019.

10.4**	Exclusive option agreement among the Company, Strategic Investment Holdings, LLC, Ascenda BioSciences LLC and Provista Diagnostics, Inc. dated January 6, 2020. filed as Exhibit 10.8 to the Company’s Registration Statement on Form F-1/A, filed on August 17, 2020.

10.5**	2% Convertible Redeemable Note made by the Company in favor of Shmuel Rotbard in the original principal amount of $375,000 dated June 15, 2020. filed as Exhibit 10.9 to the Company’s Registration Statement on Form F-1/A, filed on August 17, 2020.

10.6**	Securities Purchase Agreement with Daniel Reich, dated June 23, 2020. filed as Exhibit 10.10 to the Company’s Registration Statement on Form F-1/A, filed on August 17, 2020.

10.7**	Securities Purchase Agreement with Alexsander Shmuel Bar On, dated June 29, 2020. filed as Exhibit 10.11 to the Company’s Registration Statement on Form F-1/A, filed on August 17, 2020

10.8**	Securities Purchase Agreement, dated July 9, 2020, with Leviston Resources, LLC. filed as Exhibit 10.12 to the Company’s Registration Statement on Form F-1/A, filed on August 17, 2020.

10.9**	Form of convertible note dated July 28, 2020, between the Company and the Todos Investors. filed as Exhibit 10.13 to the Company’s Registration Statement on Form F-1/A, filed on August 17, 2020.

10.10**	Purchase Agreement dated as of August 4, 2020 by and between Todos Medical Ltd. and Lincoln Park Capital Fund, LLC. filed as Exhibit 10.1 to the Company’s Form 6-K filed on August 6, 2020.

10.11**	Registration Rights Agreement dated as of August 4, 2020 by and between Todos Medical Ltd. and Lincoln Park Capital Fund, LLC., filed as Exhibit 10.2 to the Company’s Form 6-K filed on August 6, 2020.

10.12**	Research and License Agreement with B.G. Negev Technologies and Applications Ltd. and Mor Research Applications Ltd., dated April 26, 2010, as amended June 25, 2012. (filed as Exhibit 10.1 to the Company’s registration statement on Form F-1 (File No. 333- 209744) filed on February 26, 2016).

10.13**	Addendum No. 2 to Research and License Agreement Dated March 19, 2017, as amended on June 25, 2012 with B.G. Negev Technologies and Applications Ltd. and Mor Research Applications Ltd. (filed as Exhibit 4.2 to Form 20-F (File No. 333- 209744) filed on May 1, 2017).

10.14**	Employment Agreement between the Company and Dr. Herman Weiss, dated March 25, 2019, filed as Exhibit 10.11 to the Company’s Registration Statement on Form F-1 filed on April 22, 2019

10.15**	Loan Agreement dated March 24, 2020 by and between Todos Medical Ltd. and Ethel Zelniec, filed as Exhibit 10.19 on the Company’s Registration Statement on Form F-1/A, filed on August 17, 2020.

10.16**	Loan Agreement dated February 25, 2020 by and between Todos Medical Ltd. and Ethel Zelniec, filed as Exhibit 10.20 on the Company’s Registration Statement on Form F-1/A, filed on August 17, 2020.

10.17**	Loan Agreement dated January 23, 2020, by and between Todos Medical Ltd. and Bel Har Investments Ltd., filed as Exhibit 10.21 on the Company’s Registration Statement on Form F-1/A, filed on August 17, 2020.

10.18**	Loan Agreement dated March 23, 2020 by and between Todos Medical Ltd. and Bel Har Investments Ltd., filed as Exhibit 10.22 on the Company’s Registration Statement on Form F-1/A, filed on August 17, 2020.

10.19**	Loan Agreement dated March 24, 2020 by and between Todos Medical Ltd. and DPH Investments Ltd., filed as Exhibit 10.23 on the Company’s Registration Statement on Form F-1/A, filed on August 17, 2020.

10.20**	Loan Agreement dated March 22, 2020 by and between Todos Medical Ltd. and Avner Krohn, filed as Exhibit 10.24 on the Company’s Registration Statement on Form F-1/A, filed on August 17, 2020.

10.21**	Loan Agreement dated March 15, 2020 by and between Todos Medical Ltd. and Shmuel Rotbard, filed as Exhibit 10.25 on the Company’s Registration Statement on Form F-1/A, filed on August 17, 2020.

10.22**	Form of Loan Agreement dated March 24, 2020 by and between Todos Medical Ltd. and DPH Investments Ltd., filed as Exhibit 10.26 on the Company’s Registration Statement on Form F-1/A, filed on August 17, 2020.

10.23**	Form of Loan Agreement dated March 24, 2020 by and between Todos Medical Ltd. and Tehresa Yee Ling Tan, filed as Exhibit 10.27 on the Company’s Registration Statement on Form F-1/A, filed on August 17, 2020.

10.24**	Loan Agreement dated January 27, 2020 by and between Todos Medical Ltd. and Greentree Financial Group Inc., filed as Exhibit 10.28 on the Company’s Registration Statement on Form F-1/A, filed on August 17, 2020.

10.26**	Receivables Financing Agreement effective as of June 19, 2020 by and among Toledo Advisors L.L.C., Corona Diagnostics LLC, Todos Medical USA, a Nevada corporation and Todos Medical Ltd. filed as Exhibit 10.26 on the Company’s Annual Report on Form 10-K, filed on March 31, 2022.

10.27**	Amendment to Receivables Financing Agreement effective as of November 19, 2020 by and among Toledo Advisors L.L.C., Corona Diagnostics LLC, Todos Medical USA, a Nevada corporation and Todos Medical Ltd. filed as Exhibit 10.27 on the Company’s Annual Report on Form 10-K, filed on March 31, 2022.

10.28**	Secured Convertible Equipment Loan Agreement, dated November 4, 2020, between Todos Medical Ltd. and Friends of Yeshiva Orot Hateshuva Inc filed as Exhibit 10.28 on the Company’s Annual Report on Form 10-K, filed on March 31, 2022.

10.29**	Secured Convertible Equipment Loan Agreement, dated December 31, 2020, between Todos Medical Ltd. and Harper Advance LLC. filed as Exhibit 10.29 on the Company’s Annual Report on Form 10-K, filed on March 31, 2022.

10.30**	Medical Device Distribution Agreement, dated June 4, 2020 between Todos Medical USA, Inc. and 3D Biomedicine Science and Technology Co. Ltd. filed as Exhibit 10.30 on the Company’s Annual Report on Form 10-K, filed on March 31, 2022.

10.31**	Medical Device Contract Manufacturing Agreement, dated June 4, 2020 between Todos Medical USA, Inc. and 3D Biomedicine Science and Technology Co. Ltd. filed as Exhibit 10.31 on the Company’s Annual Report on Form 10-K, filed on March 31, 2022.

10.32**	Distribution Agreement dated June 18, 2020 between Todos Medical Ltd. and Meridian Health Services Network, Inc. filed as Exhibit 10.32 on the Company’s Annual Report on Form 10-K, filed on March 31, 2022.

10.33**	Distribution Agreement, dated July 23, 2020, between Todos Medical Ltd. and PCL Inc. filed as Exhibit 10.33 on the Company’s Annual Report on Form 10-K, filed on March 31, 2022.

10.34**	Amendment No. 1, dated July 28, 2020, to the Binding Joint Venture Agreement between Todos Medical Ltd. and Amarantus Bioscience Holdings, Inc filed as Exhibit 10.34 on the Company’s Annual Report on Form 10-K, filed on March 31, 2022.

10.35**	Securities Purchase Agreement dated as of January 22, 2021, between Todos Medical Ltd and Yozma Global Genomic Fund 1, filed as Exhibit 10.1 on the Company’s Form 8-K filed January 26, 2021.

10.36**	Form of Promissory Convertible Note issued by Todos Medical Ltd to Yozma Global Genomic Fund 1, filed as Exhibit 10.2 on the Company’s Form 8-K filed January 26, 2021.

10.37**	Form of Ordinary Share Purchase Warrant issued by Todos Medical Ltd. to Yozma Korea Group Ltd., filed as Exhibit 10.3 on the Company’s Form 8-K filed on January 26, 2021.

10.38**	Form of Securities Purchase Agreement, dated April 8, 2021, between Todos Medical Ltd. and the Purchaser, filed as Exhibit 10.1 on the Company’s Form 8-K filed April 14, 2021.

10.39**	Form of Promissory Convertible Note issued by Todos Medical Ltd. to the Purchaser, filed as Exhibit 10.2 on the Company’s Form 8-K filed April 14, 2021.

10.40**	Form of Ordinary Share Purchase Warrant issued by Todos Medical Ltd. to the Purchaser, filed as Exhibit 10.3 on the Company’s Form 8-K filed on April 14, 2021.

10.41**	Agreement to Purchase Provista Diagnostics, Inc. dated April 19, 2021, filed as Exhibit 10.1 on the Company’s Form 8-K filed on April 23, 2021.

10.42**	Securities Purchase Agreement dated April 19, 2021, filed as Exhibit 10.2 on the Company’s Form 8-K filed on April 23, 2021.

10.43**	Convertible Promissory Note dated April 19, 2021, filed as Exhibit 10.3 on the Company’s Form 8-K filed on April 23, 2021.

10.44**	Security Agreement dated April 19, 2021, filed as Exhibit 10.4 on the Company’s Form 8-K filed on April 23, 2021.

10.45**	Proxy Statement filed as Exhibit 99.1 on the Company’s Form 8-K filed on June 28, 2021.

10.46**	Securities Purchase Agreement dated as of April 27, 2021, filed as Exhibit 10.1 on the Company’s Report on Form 8-K filed on April 30,2021.

10.47**	Promissory Convertible Note dated April 2021, filed as Exhibit 10.2 on the Company’s Report on Form 8-K filed on April 30, 2021.

10.48**	Ordinary Share Purchase Warrant dated April 2021, filed as Exhibit 10.3 on the Company’s Report on Form 8-K filed on April 30, 2021.

10.49**	Securities Purchase Agreement dated as of July 7, 2021, filed as Exhibit 10.1 on the Company’s Report on Form 8-K filed on July 8, 2021.

10.50**	Promissory Convertible Note dated July 7, 2021, filed as Exhibit 10.2 on the Company’s Report on Form 8-K filed on July 8, 2021.

10.51**	Ordinary Shares Purchase Warrant dated July 7, 2021, filed as Exhibit 10.3 on the Company’s Report on Form 8-K filed on July 8, 2021.

10.52**	Securities Purchase Agreement dated as of September 15, 2021, filed as Exhibit 10.1 on the Company’s Report on Form 8-K filed on September 24, 2021.

10.53**	Promissory Convertible Note dated September 15, 2021, filed as Exhibit 10.2 on the Company’s Report on Form 8-K filed on September 24, 2021.

10.54**	Ordinary Shares Purchase Warrant dated September 15, 2021, filed as Exhibit 10.3 on the Company’s Report on Form 8-K filed on September 24, 2021.

10.55**	Securities Purchase Agreement dated October 21, 2021, between the Company and Kips Bay Select LP, filed as Exhibit 10.1 on the Company’s Report on Form 8-K filed on October 22, 2021

10.56**	Promissory Convertible Note dated October 21, 2021, issued by the Company to Kips Bay Select LP, filed as Exhibit 10.2 on the Company’s Report on Form 8-K filed on October 22, 2021.

10.57**	Ordinary Shares Purchase Warrant dated October 21, 2021, issued by the Company to Kips Bay Select LP, filed as Exhibit 10.3 on the Company’s Report on Form 8-K filed on October 22, 2021.

10.58**	Share Purchase Agreement, dated March 11, 2022, among the Company, 3CL Sciences Ltd., an Israeli corporation, and NLC Pharma Ltd., an Israeli corporation, filed as Exhibit 10.1 on the Company’s Report on Form 8-K filed on March 16, 2022

10.59**	Revolving Line of Credit Agreement by and between Todos Medical Ltd. and Provista Diagnostics Inc. and Testing 123, LLC, dated as of March 14, 2022 (filed as Exhibit 10.59 to the Company’s quarterly report on Form 10-Q, filed with the SEC on May 16, 2022).

10.60**	Pledge and Security Agreement made and entered into on March 14, 2022, by and between Todos Medical Ltd. and Provista Diagnostics Inc, and Testing 123 LLC (filed as Exhibit 10.60 to the Company’s quarterly report on Form 10-Q, filed with the SEC on May 16, 2022).

10.61**	Revolving Credit Note, dated March 14, 2022, from Todos Medical Ltd. and Provista Diagnostics Inc. to Testing 123 LLC (filed as Exhibit 10.61 to the Company’s quarterly report on Form 10-Q, filed with the SEC on May 16, 2022).

10.62*	Secured Convertible Note entered into as of May 20, 2022, between the Company and Leviston Resources, LLC

10.63*	Secured Loan Agreement dated July 19, 2021, between the Company and Friends of Yeshiva Orot Hateshuva, Inc.

10.64*	Secured Promissory Note dated July 19, 2021, between the Company and Friends of Yeshiva Orot Hateshuva, Inc.

10.65*	Amended and Restated Secured Convertible Promissory Note dated February 18, 2022, between the Company and Friends of Yeshiva Orot Hateshuva, Inc.

10.66*	Loan Agreement dated June 15, 2022, between the Company and Friends of Yeshiva Orot Hateshuva, Inc.

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

** Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Todos Medical Ltd.

Date: August 22, 2022	By:	/s/ Gerald Commissiong
Gerald Commissiong
Chief Executive Officer

Date: August 22, 2022	By:	/s/ Daniel Hirsch
Daniel Hirsch
Chief Financial Officer
(Principal Financial and Accounting Officer)

