Form 10-Q
period 2022-09-30
TODOS MEDICAL LTD.
filed 2022-11-14
CIK 1645260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2022

For the three months ended September 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of November 14, 2022, the registrant had 1,408,127,143 ordinary shares outstanding.

TODOS MEDICAL LTD.

FORM 10-Q

FOR THE QUARTER ENDED September 30, 2022

2

General and Where You Can Find Other Information

Unless otherwise indicated, all references to the “Company,” “we,” “our,” “Todos” and “Todos Medical” refer to Todos Medical Limited and its subsidiaries, Todos Medical USA, a Nevada corporation, Todos Medical Singapore Pte. Ltd., a Singaporean corporation, Corona Diagnostics, LLC, a Nevada limited liability company and a subsidiary of Todos Medical USA, Breakthrough Diagnostics Inc., a Nevada corporation, 3CL Sciences Ltd., an Israeli corporation, 3CL Pharma USA, Inc., a Nevada corporation and Todos Botanicals, Inc., a Texas corporation. References to “revenues” refer to net revenues. References to “U.S. dollars,” “dollars,” “U.S. $” and “$” are to the lawful currency of the United States of America, and references to “NIS” are to new Israeli shekels. All references to “shares” in this quarterly report on Form 10-Q refer to the pre-reverse split ordinary shares of Todos Medical Ltd., par value NIS 0.01 per share. As is discussed elsewhere in this quarterly report on Form 10-Q, on September 28, 2021, Todos’ shareholders approved a reverse split of its shares based upon a ratio to be determined by Todos’ management.

3

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TODOS MEDICAL LTD.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2022

F-1

TODOS MEDICAL LTD.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2022

TODOS MEDICAL LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands except share and per share amounts)

	As of September 30,	As of December 31,
	2022	2021
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$57	$189
Trade receivables	670	2,520
Inventories	1,320	1,603
Other current assets	540	404
Total current assets	2,587	4,716

Non-current assets:
Investment in affiliated companies, net	40	40
Investment in other company	455	455
Property and equipment, net	1,598	2,045
Right of use asset arising from operating lease	98	143
Goodwill	6,216	6,216
Intangible assets	1,500	1,500
Other long term assets (Note 1A)	1,733	-
Total non-current assets	11,640	10,399

Total assets	$14,227	$15,115

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Revolving line of credit	$2,527	$-
Loans, net	3,330	2,023
Accounts payable	4,119	2,276
Other current liabilities	3,761	4,284
Liability for minimum royalties	474	377
Total current liabilities	14,211	8,960

Non-current liabilities:
Convertible bridge loans, net	29,797	25,406
Fair value of bifurcated convertible feature of convertible bridge loans	136	4,182
Operating lease liability	82	141
Deferred taxes	315	315
Liability for minimum royalties	216	183
Other non-current liabilities	105	140
Total non-current liabilities	30,651	30,367

Shareholders’ deficit:
Ordinary Shares of NIS 0.01 par value each:
Authorized: 10,000,000,000 and 5,000,000,000 shares at September 30, 2022 and December 31, 2021, respectively; Issued and outstanding: 1,354,369,182 shares and 975,644,432 shares at September 30, 2022 and December 31, 2021, respectively	4,045	2,913
Additional paid-in capital	75,341	63,470
Accumulated deficit	(110,596)	(90,595)
Total shareholders’ deficit	(31,210)	(24,212)
Non-controlling interests	575	-
Total deficit	(30,635)	(24,212)

Total liabilities and deficit	$14,227	$15,115

The accompanying notes are an integral part of these condensed consolidated financial statements.

TODOS MEDICAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands except share and per share amounts)

	Nine months period ended September 30,		Three months period ended September 30,
	2022	2021	2022	2021
	Unaudited		Unaudited

Revenues	$6,292	$7,773	$1,914	$1,010
Cost of revenues	(3,615)	(5,191)	(1,274)	(1,043)
Gross profit	2,677	2,582	640	(33)

Research and development expenses	(600)	(685)	(145)	(166)
Sales and marketing expenses	(2,368)	(2,387)	(540)	(429)
General and administrative expenses	(7,639)	(5,198)	(1,757)	(1,869)

Operating loss	(7,930)	(5,688)	(1,802)	(2,497)

Financing expenses, net	(11,735)	(17,360)	(3,859)	(6,875)
Other losses	(396)	-	-	-
Share in losses of affiliated companies, net	-	(1,499)	-	(1,007)

Net loss	$(20,061)	$(24,547)	$(5,661)	$(10,379)
Less: net loss attributable to non-controlling interests	60	-	31	-
Net loss attributable to the Company	$(20,001)	$(24,547)	$(5,630)	$(10,379)

Basic and diluted net loss per share attributable to Company’s stockholders’	$(0.02)	$(0.04)	$(0.00)	$(0.01)

Weighted average number of ordinary shares outstanding used in computation of basic and diluted net loss per share	1,167,267,564	637,916,356	1,279,535,548	736,939,641

The accompanying notes are an integral part of these condensed consolidated financial statements.

TODOS MEDICAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT

(U.S. dollars in thousands except share and per share amounts)

	COMPANY STOCKHOLDERS
	Ordinary shares		Additional paid-in	Accumulated	Total stockholders’	Non-controlling	Total
	Shares	Amount	capital	deficit	deficit	interests	deficit

Balance as of December 31, 2021	975,644,432	$2,913	$63,470	$(90,595)	$(24,212)	-	$(24,212)
Changes during the three months period ended March 31, 2022:
Issuance of ordinary shares for call option to acquire potential acquiree	49,620,690	152	1,652	-	1,804	-	1,804
Partial conversion of convertible bridge loans into ordinary shares	97,611,464	305	2,962	-	3,267	-	3,267
Conversion of warrants into ordinary shares	16,000,000	49	(49)	-	-	-	-
Stock-based compensation to employees and directors	-	-	887	-	887	-	887
Issuance of ordinary shares to service providers	1,500,000	4	707	-	711	-	711
Sale of subsidiary shares to non-controlling interests	-	-	75	-	75	635	710
Net loss for the period	-	-	-	(7,588)	(7,588)	-	(7,588)
Balance as of March 31, 2022 (unaudited)	1,140,376,586	3,423	69,704	(98,183)	(25,056)	635	(24,421)
Changes during the three months period ended June 30, 2022:
Issuance of ordinary shares as partial settlement of financial liability	11,160,714	35	165	-	200		200
Partial conversion of convertible bridge loans into ordinary shares	15,625,000	16	202	-	218		218
Issuance of shares in acquisition of an asset	24,000,000	77	319	-	396		396
Stock-based compensation to employees and directors	-	-	228	-	228		228
Issuance of ordinary shares to service providers	2,012,821	6	389	-	395		395
Net loss for the period	-	-	-	(6,783)	(6,783)	(29)	(6,812)
Balance as of June 30, 2022 (unaudited)	1,193,175,121	3,557	71,007	(104,966)	(30,402)	606	(29,796)
Changes during the three months period ended September 30, 2022:
Partial conversion of convertible bridge loans into ordinary shares	151,194,061	458	3,792	-	4,250	-	4,250
Stock-based compensation to employees and directors	-	-	218	-	218		218
Issuance of stock warrants as part of convertible bridge loan received	-	-	44	-	44	-	44
Issuance of ordinary shares to service providers	10,000,000	30	280	-	310		310
Net loss for the period	-	-	-	(5,630)	(5,630)	(31)	(5,661)
Balance as of September 30, 2022 (unaudited)	1,354,369,182	$4,045	$75,341	$(110,596)	$(31,210)	$575	$(30,635)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TODOS MEDICAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT

(U.S. dollars in thousands except share and per share amounts)

	COMPANY STOCKHOLDERS
	Ordinary shares		Additional paid-in	Accumulated	Total Shareholders’
	Shares	Amount	capital	deficit	deficit

Balance as of December 31, 2020	376,335,802	$1,059	$35,211	$(47,281)	$(11,011)
Changes during the three months period ended March 31, 2021:
Issuance of ordinary shares as settlement of previous commitments	2,500,000	8	(8)	-	-
Partial conversion of convertible bridge loans into ordinary shares	134,358,817	409	6,461	-	6,870
Issuance of ordinary shares upon modification of terms relating to convertible straight loan transaction	2,000,000	6	82	-	88
Issuance of stock warrants as part of convertible bridge loan received	-	-	792	-	792
Issuance of ordinary shares in exchange for equity line received	5,229,809	16	239	-	255
Issuance of ordinary shares as collateral for loan repayment	20,000,000	61	809	-	870
Issuance of ordinary shares or commitment for issuance of fixed number of ordinary shares to service providers	11,921,053	36	30	-	66
Stock-based compensation to employees and directors	-	-	169	-	169
Net loss for the period	-	-	-	(17,557)	(17,557)
Balance as of March 31, 2021 (unaudited)	552,345,481	1,595	43,785	(64,838)	(19,458)
Changes during the three months period ended June 30, 2021:
Partial conversion of convertible bridge loans into ordinary shares	55,415,011	170	1,606	-	1,776
Issuance of stock warrants as part of convertible bridge loan received	-	-	3,430	-	3,430
Stock-based compensation to service providers	-	-	21	-	21
Commitment to issue shares in acquisition of subsidiary	-	-	1,699	-	1,699
Stock-based compensation to employees and directors	-	-	143	-	143
Net income for the period	-	-	-	3,390	3,390
Balance as of June 30, 2021 (unaudited)	607,760,492	1,765	50,684	(61,448)	(8,999)
Changes during the three months period ended September 30, 2021:
Partial conversion of convertible bridge loans into ordinary shares	238,190,489	739	7,179	-	7,918
Issuance of stock warrants as part of convertible bridge loan received	-	-	728	-	728
Stock-based compensation to service providers	3,000,000	9	76	-	85
Issuance of shares in acquisition of subsidiary	25,862,069	80	(80)	-	-
Stock-based compensation to employees and directors	-	-	148	-	148
Net income for the period	-	-	-	(10,379)	(10,379)
Balance as of September 30, 2021 (unaudited)	874,813,050	$2,593	$58,735	$(71,827)	$(10,499)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TODOS MEDICAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Nine months period ended September 30,
	2022	2021
Cash flows from operating activities:	Unaudited	Unaudited
Net loss	$(20,061)	$(24,547)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	584	556
Impairment of investment in a subsidiary	396	-
Interest on short term loans and revolving credit line	786	-
Sale of subsidiary shares to non-controlling interests	710	-
Liability for minimum royalties	131	53
Stock-based compensation	2,752	633
Modification of terms relating to straight loan transaction	-	88
Share in losses of affiliated company	-	1,499
Change in fair value, amortization of discounts and accrued interest on convertible bridge loans	13,076	18,080
Amortization of discounts and accrued interest on straight loans	-	2,290
Change in fair value of derivative warrants liability and fair value of warrants expired	-	(299)
Change in fair value of liability related to conversion feature of convertible bridge loans	(3,651)	(3,777)
Decrease (increase) in trade receivables	1,850	(1,629)
Decrease (increase) in inventories	283	(806)
Decrease in other current assets	64	705
Increase (decrease) in accounts payable	1,844	(961)
Decrease in deferred revenues	-	(857)
Increase (decrease) in other current liabilities	(559)	(326)
Operating lease liability	(77)	-
Net cash used in operating activities	(1,872)	(9,299)

Cash flows from investing activities:
Purchase of property and equipment	(74)	(965)
Increase in other long term assets	(1,733)	-
Cash used in purchased of subsidiary	-	(1,176)
Investment in other companies	-	(1,024)
Net cash used in investing activities	(1,807)	(3,165)

Cash flows from financing activities:
Proceeds from straight loans and revolving credit line	6,291	2,496
Repayment of Receivables financing facility	-	(1,249)
Repayment of straight loans	(3,244)	(1,329)
Repayment of convertible bridge loans	-	(2,165)
Proceeds from issuance of units consisting of convertible bridge loans, stock warrants and shares, net	500	13,687
Proceeds from issuance of ordinary shares through equity line	-	255
Net cash provided by financing activities	3,547	11,695

Change in cash, cash equivalents	(132)	(769)
Cash, cash equivalents at beginning of period	189	935
Cash, cash equivalents at end of period	$57	$166

The accompanying notes are an integral part of these condensed consolidated financial statements.

TODOS MEDICAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont.)

(U.S. dollars in thousands)

	Nine months period ended September 30,
	2022	2021
	Unaudited	Unaudited
Supplemental disclosure of non-cash activities:
Issuance of warrants as part of bridge loan transactions	-	4,157
Partial conversion of convertible bridge loans and liability related to conversion feature of convertible bridge loans into ordinary shares	9,536	16,493
Issuance of ordinary shares for call option to acquire potential acquiree	1,804	-
Issuance of ordinary shares upon modification of terms relating to convertible straight loan transaction	-	792
Sale of subsidiary shares to non-controlling interests	635	-
Shares issued in settlement of a financial liability	200	-
Issuance of shares upon acquisition of an asset	396	-

Cash used in purchase of subsidiary consolidated for the first time:
Working capital (excluding cash and cash equivalents)		(18)
Fixed assets		183
Long term assets		3
Net assets acquired		168
Goodwill acquired		7,761
Intangible assets acquired		1,500
Second cash installment payable		(1,250)
Consideration in convertible promissory note		(4,989)
Consideration in Shares		(1,699)
Deferred tax liability		(315)
Net cash used in purchase of subsidiary consolidated for the first time		1,176

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

On March 11, 2022, the Company entered into a Share Purchase Agreement with 3CL Sciences Ltd. (“3CL”) and NLC Pharma Ltd. (“NLC”), pursuant to which Todos will acquire 52% of the issued and outstanding shares of 3CL and NLC will acquire 48% of the issued and outstanding shares of 3CL (the “Share Purchase Agreement”). Immediately prior to the closing of the Share Purchase Agreement, NLC will convey to 3CL all of the therapeutic, diagnostic, dietary supplement and pharmaceutical assets from NLC that relate to 3CL protease biology (which is used in the development, manufacture, sale and distribution of Tollovid™ and Tollovir™).

In consideration of the 3CL shares to be issued to the Company, Todos undertook to raise $8,000 for 3CL and committed to pay $2,000 to NLC and to issue to NLC $3,800 worth of the Company’s ordinary shares, based upon the closing price for our ordinary shares the day before the closing of the Share Purchase Agreement. The Company and NLC agreed to identify a seasoned biopharmaceutical CEO to run 3CL going forward. The board of directors of 3CL will be made up of five (5) individuals: three (3) appointed by the Company and two (2) appointed by NLC. The Company anticipate that the Share Purchase Agreement will close during the second half of 2022, subsequent to the date on which these unaudited condensed consolidated financial statements are issued. As of September 30, 2022, the Company forwarded 3CL $1,733 on account of the investment.

Revenues of the nine months ended September 30, 2022, resulted from sales of COVID-19 related products, lab testing services, testing kits and dietary supplement, Tollovid™. Through September 30, 2022, the Company has not yet generated any revenue from its developed cancer-screening tests TMB-1 and TMB-2 or LymPro Test™.

TODOS MEDICAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except shares amounts)

B.	Foreign operations

1.	Todos Medical (Singapore) Pte Ltd

On January 27, 2016, the Company incorporated a wholly owned subsidiary in Singapore under the name of Todos Medical (Singapore) Pte Ltd. (“Todos Singapore”) for the purpose of advancing clinical trials of the Company’s core technology for breast cancer in Southeast Asia. As of September 30, 2022, Todos Singapore has not yet commenced its business operations.

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

On July 28, 2020, the Company completed the purchase of 100% of the issued and outstanding common stock of Breakthrough Diagnostics, Inc. (“Breakthrough”), a U.S based company, for entering into the field of early detection of Alzheimer’s disease.

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

On April 19, 2021, the Company entered into an agreement to purchase 100% of the issued and outstanding common stock of Provista Diagnostics, Inc. Provista is a molecular diagnostics company based in the U.S focused on developing and commercializing proprietary blood-based proteomic diagnostic, prognostic and monitoring tests in women’s cancer, Videssa®, such as breast and gynecologic cancers. Provista also operates a laboratory for purposes of test validation and commercialization activities related to the distribution and sampling of COVID-19 testing.

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

In August 2020, the Company entered into an agreement with Care GB Plus Ltd, under which Bio Imagery Ltd. (“Bio Imagery”) has been incorporated in Israel for the purpose of developing, marketing and commercializing the Products and all the Intellectual Property of the Company (“Todos Cancer Assets”), developing new Intellectual Property, products and services, and pursue the business based on the Todos Cancer Assets and on new intellectual property that will be developed by Bio Imagery. Under the agreement, the Company granted Bio Imagery an irrevocable, perpetual, exclusive license to distribute, market and sale of the products and new products in Israel, Europe and Africa (the “Territories”). Distribution, marketing and sale in other Territories (except China) are authorized by the Company’s written and in advance approval.

TODOS MEDICAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands except shares amounts)

On April 5, 2022 the Company entered into an Agreement Addendum according to which the Company issued 24,000,000 ordinary shares of the Company to Care GB Plus Ltd to increase its holding in Bio Imagery to 51%. The Company estimated the value of the shares issued based on the share price of the Company as of the agreement date at $396.

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

7.	Todos Botanicals, inc

In September 2022, the Company incorporated a U.S. subsidiary named Todos Botanicals, Inc (“Todos Botanicals”) for the purpose of manufacturing, marketing and sales of its proprietary 3CL protease inhibitor immune support dietary supplement Tollovid™ and botanical ‘0% THC’ CBD products in pill, tincture, gummy, candy and cream finished products to third parties.

8.	Other entities

In June 2020, the Company entered into agreement with NLC Pharma Ltd., under which Antigen COVID Test Killer (“CATK”) was formed as a Israeli based company, for the purpose of development of diagnostic candidate Antigen Killer and product commercialize through the Company’s sales channels. As of September 30, 2022, the Company hold 15% of the outstanding equity of CATK. As of September 30, 2022, CATK has not commenced its business operations.

See also note 1 regarding the Share Purchase Agreement with 3CL Sciences Ltd. Signed on March 11, 2022.

The Company and its entities herein considered as the “Group”.

TODOS MEDICAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 1 - GENERAL

C.	Going concern uncertainty

The Company has devoted substantially all of its efforts to research and development of its products and raising capital to fund this development. The development and commercialization of the Company’s products are expected to require substantial further expenditures. To date, the Company has not yet generated sufficient revenues from operations to support its activities, and therefore it is dependent upon external sources for financing its operations. Since inception through September 30, 2022, the Company has incurred accumulated losses of $110,596. As of September 30, 2022, the Company’s current liabilities exceed its current assets by $11,624, and there is a shareholders’ deficit of $30,635. The Company has generated negative operating cash flow for all periods. As of November 14, 2022 (date of approval of these financial statements), the total cash and cash equivalent balance is approximately $215. Management has considered the significance of such condition in relation to the Company’s ability to meet its current obligations and to achieve its business targets and determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company plans to finance its operations through the sale of equity and to the extent available, short-term and long-term loans and also through revenues from sales of corona testing related products. There can be no assurance that the Company will succeed in obtaining the necessary financing to continue its operations as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

D.	COVID-19

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. The outbreak has reached all of the regions in which the Company does business, and governmental authorities around the world implemented numerous measures attempting to contain and mitigate the effects of the virus, including travel bans and restrictions, border closings, quarantines, shutdowns, limitations or closures of non-essential businesses, and social distancing requirements.

The COVID-19 pandemic has created and may continue to create significant opportunity under the uncertainty in macroeconomic conditions, which may cause further demand for the Company’s core business related to PCR testing kits and related materials and supplies as already reflected by recognized revenues of $ 6,276  and $7,773 during the nine months ended September 30, 2022 and 2021, respectively. However, the Company may face uncertainties around its estimates of revenue collectability and accounts receivable credit losses and its expectation to receive funds from external sources for financing its operations. The Company expects uncertainties around its key accounting estimates to continue to evolve depending on the duration and degree of impact associated with the COVID-19 pandemic. The Company estimates may change as new events occur and additional information emerges.

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

The results for the nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other interim period or for any future period.

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

During the nine and three months ended September 30, 2022 the Company recorded $0, of impairment losses.

E.	Basic and diluted net loss per ordinary share

The Company computes net loss per share in accordance with ASC 260, “Earning per Share”, which requires presentation of both basic and diluted loss per share on the face of the statement of operations.

Basic net loss per ordinary share is computed by dividing the net loss for the period applicable to ordinary shareholders, by the weighted average number of ordinary shares outstanding during the period. Diluted loss per share gives effect to all potentially dilutive common shares outstanding during the year using the treasury stock method with respect to stock options and certain stock warrants and using the if-converted method with respect to convertible bridge loans and certain stock warrants. In computing diluted loss per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. During the period of nine months ended September 30, 2022 and 2021 the total weighted average number of ordinary shares related to outstanding stock options, restricted stock units, stock warrants and convertible bridge loans excluded from the calculation of the diluted loss per share was 1,818,487,072 and 452,109,492, respectively.

TODOS MEDICAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

The net loss and the weighted average number of shares used in computing basic and diluted net loss per share for the period of nine and three months ended September 30, 2022 and 2021, is as follows:

	Nine month period ended		Three month period ended
	2022	2021	2022	2021
	Unaudited		Unaudited

Numerator:
Net income (loss) attributable to common shareholders	$(20,001)	$(24,547)	$(5,630)	$(10,379)

Denominator:
Shares of common stock used in computing basic and diluted net income (loss) per share	1,167,267,564	637,916,356	1,279,535,548	736,939,641
Net income (loss) per share of common stock, basic and diluted	$(0.02)	$(0.04)	$(0.00)	$(0.01)

F.	Recent Accounting Pronouncements

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

Other new pronouncements issued but not effective as of September 30, 2022 are not expected to have a material impact on the Company’s consolidated financial statements.

TODOS MEDICAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 3 - SIGNIFICANT TRANSACTIONS

A.	On September 28, 2022, the Company held its Annual General Meeting of Shareholders, at which the shareholders of the Company approved the increase of the authorized share capital of the Company to a total of up to 10,000,000,000 and in addition, approved Company’s Board of Directors and compensation committee meetings, dated July 17, 2022 as follows:

1.	Cash compensation to the CEO, CFO and other key individuals up to a total of 5% out of the gross margin for the year ended December 31, 2021.

2.	Compensation package for the Company’s Chief Executive Officer that include (i) based annual salary of $400; (ii) an immediate granting of 50% of salary in restricted shares for uncompensated efforts to date; (iii) cash bonus of 50% of base salary upon uplisting (iv) 100 million restricted shares bonus upon uplisting (iv) grant of 8,750,000 stock options to purchase the same number of shares, vesting quarterly over the course of five years and (vi) Restricted Stock Units bonus with value ranging from $250 up to $1,400 as determined in Board resolution, and cash bonus of $250 up to $1,000 which are based on cumulative volume of sales range from $25,000 up to $100,000 or milestone bonuses in form of Restricted Stock Units in value of $10,000 up to $40,000 which are based on market cap range of $1,000,000 up to $2,000,000 , as determined in Board resolution.

3.	Compensation package for the Company’s Chief Financial Officer that include (i) based annual salary of $250; (ii) an immediate granting of 50% of salary in restricted shares for uncompensated efforts to date; (iii) cash bonus of 50% of base salary upon uplisting (iv) 50 million restricted shares bonus upon uplisting (iv) grant of 5,000,000 stock options to purchase the same number of shares, vesting quarterly over the course of five years and (vi) Restricted Stock Units bonus with value ranging from $50,000 up to $100,000, and cash bonus range of $75 up to $150 which are based on cumulative volume of sales range from $25,000 up to $100,000.

4.	Compensation package for the Company’s members of the Board of Directors and its committees that include (i) each board member will receive $65 annual salary and $150 in RSU vesting quarterly over three years; (ii) the expert director will receive $86 annual salary and $150 in RSU vesting quarterly over three years; (iii) Upon uplisting, each Director shall be granted RSU’s equal to the dollar amount of that Director’s total annual compensation, provided that the terms applicable to Board members’ annual RSU grant shall apply; (iv) additional annual cash compensation ranging from $6 up to $44 and equal amounts in RSU, for each director based on his additional committee he or she is serving.

B.	Exchange of warrants

On March 10, 2022 the Company and Leonite Capital LLC (the “Investor”) entered into an Agreement pursuant to which, the Company agreed to issue the Investor 16,000,000 ordinary shares of the Company as full conversion of all Investor’s outstanding warrants. On March 17, 2022, the Company issued 16,000,000 ordinary shares of the Company pursuant to the agreement. The Company accounted for the warrants within the equity.

C.	Revolving Line of Credit Agreement

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

In additional to the above the Company agreed to issue the Lender shares, a 10% ownership stake in Provista. In the event that additional shares of Provista are issued, the Company committed to issue the Lender additional shares such that his stake in Provista shall be maintained at 10%.

On April 7, 2022 the Company issued 1,500,000 ordinary shares (with fair value of $25) as additional interest.

As of September 30, 2022, the Company utilized the full credit facility.

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

TODOS MEDICAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

D.	Issuance of Ordinary Shares

1.	On January 13, 2022, the Company issued 1,500,000 ordinary shares to a service provider of which 1,250,000 ordinary shares were issued in exchange of previous commitment to issue a fixed number of shares.

2.	On February 4, 2022 and March 10, 2022 the Company issued total of 49,620,690 ordinary shares as partial conversion of $1,804 of principal and accrued interest, out of a convertible note in the principal amount of $3,500, issued in the acquisition of Provista Diagnostic, Inc.

3.	On March 17, 2022, the Company issued 16,000,000 ordinary shares – see 3B above.

4.	On April 8, 2022 the Company issued 11,160,714 ordinary shares as part of its April 7, 2022 settlement agreement – see 3E below.

5.	On April 7, 2022 the Company issued 24,000,000 ordinary shares to increase its interest in Bio Imagery. see note 1B6 above.

6.	On April 7, 2022 the Company issued 512,821 ordinary shares to a service provider in consideration for his annual investor relations services.

7.	On April 7, 2022 the Company issued 1,500,000 ordinary shares (with fair value of $25) as additional interest under its Revolving Line of Credit Agreement (see note 3C above).

8.	On August 8, 2022 the Company issued 10,000,000 ordinary shares to a service provider in consideration for his 6 months market relations services.

9.	During the period of nine months ended September 30, 2022, Principal Amount and unpaid Interest in total amount of $2,330 (with fair value of $7,735) have been converted into 264,430,525 ordinary shares.

E.	Settlement Agreement with Toledo Advisors LLC

On April 7, 2022, the Company and Toledo Advisors LLC (“Toledo”) signed a Settlement Agreement pursuant to which upon execution of the agreement the Company shall pay Toledo $130 and shall issue to Toledo $200 worth of ordinary shares. Upon delivery of the cash payment and shares the parties shall file and discontinue the compliant file by Toledo on January 7, 2022 and Toledo irrevocably and unconditionally, release and discharge the Company from its June 19, 2020 Financing Agreement and the July 28, 2020 Royalty Agreement. The company recorded an income of $153 in the second quarter of 2022, as a result of the cancelation of prior agreements.

F.	Former employee motion

On September 4, 2022, a former employee of the Company filed a motion with the Tel Aviv District Court against the Company for unpaid severance pay, unpaid salary, various social benefits and relates claims totaling NIS 1,256 (approximately $360). In addition the former employee asserts that he is entitled to receive Company’s options. On October 26, 2022, the Company filed a response in which it denied substantially all of the allegations. Subsequently the Company and the Applicant have, through counsel, engaged in discussions with a view towards engaging in a formal mediation process. No mediator has been selected, and no date for a mediation has been scheduled. The Tel Aviv District Court set a hearing in connection with the motion for January 2023.

Although management cannot estimate the outcomes of such motion at this early stage it believes that the current accruals in the financial statement in respect of the former employee are adequate.

TODOS MEDICAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 4 - OTHER CURRENT LIABILITIES

	As of September 30,	As of December 31,
	2022	2021
	Unaudited
Accrued payroll and related taxes	$184	$208
Provision for vacation	60	67
Management and directors	2,007	1,752
Accrued expenses and other accounts payables	1,510	2,257
	$3,761	$4,284

NOTE 5 - STOCK BASED COMPENSATION

Stock-based compensation expenses incurred for employees (and directors) and non-employees for the period of nine and three months ended September 30, 2022, amounted to $2,752 and $633, respectively.

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

The 2015 Plan permits grant of up to 6,000,000 options to purchase ordinary shares subject to adjustments set in the 2015 Plan. As of September 30, 2022, there were 2,338,838 ordinary shares available for future issuance under the 2015 Plan.

The following table presents the Company’s stock option activity for employees and directors of the Company during the periods of nine months ended September 30, 2022 and 2021:

	Number of Options	Weighted Average Exercise Price
	Unaudited	Unaudited
Outstanding as of January 1, 2022	16,295,083	0.040
Granted	-	-
Forfeited or expired	-	-
Outstanding as of March 31, 2022	16,295,083	0.040
Granted	-
Forfeited or expired	-
Outstanding as of June 30, 2022	16,295,083	0.040
Granted	-	-
Forfeited or expired	-	-
Outstanding as of September 30, 2022	16,295,083	0.040
Exercisable as of September 30, 2022	3,768,033	0.050

Outstanding as of January 1, 2021	3,682,818	0.663
Granted	-	-
Forfeited or expired	(1,137,735)	0.003
Outstanding as of March 31, 2021	2,545,083	0.095
Granted	-
Forfeited or expired	-
Outstanding as of June 30, 2021	2,545,083	0.095
Granted	13,750,000	0.030
Forfeited or expired	-
Outstanding as of September 30, 2021	16,295,083	0.040

As of September 30, 2022, the aggregate intrinsic value for the stock options outstanding and exercisable according to $0.018 price per share is $0, with a weighted average remaining contractual life of 4.3 years.

TODOS MEDICAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

B. RESTRICTED STOCK UNITS

The Company issues restricted stock units (“RSU”) under the 2015 Plan to employees and non-employees. The following table outlines the restricted stock awards activity for the Company’s during the periods of nine months ended September 30, 2022 and 2021:

Number of RSU’s
Unaudited
Outstanding as of January 1, 2022	41,967,152
Granted	10,000,000
Vested	(3,782,699)
Forfeited or expired	-
Outstanding as of March 31, 2022	48,184,453
Granted	-
Vested	(7,220,199)
Outstanding as of June 30, 2022	40,964,254
Granted	14,000,000
Vested	(8,845,199)
Outstanding as of September 30, 2022	46,119,055
Weighted average grant date fair value of restricted stock awards granted during the period	0.022

Outstanding as of January 1, 2021	9,687,500
Granted	-
Vested	(1,562,500)
Forfeited or expired	-
Outstanding as of March 31, 2021	8,125,000
Granted	-
Vested	(1,562,500)
Forfeited or expired	-
Outstanding as of June 30, 2021	6,562,500
Granted	31,034,483
Vested	(1,562,500)
Forfeited or expired	-
Outstanding as of June 30, 2021	36,034,483

Weighted average grant date fair value of restricted stock awards granted during the nine months period ended September 30, 2022 was $0.022.

TODOS MEDICAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

NOTE 6 - FINANCING EXPENSES , NET

	Nine months period ended September 30,		Three months period ended September 30,
	2022	2021	2022	2021
	Unaudited	Unaudited	Unaudited	Unaudited

Modification of terms relating to straight loan transaction	$-	$88	$-	$-
Amortization of discounts and accrued interest on convertible bridge loans	13,076	18,080	3,297	4,432
Amortization of discounts and accrued interest on straight loans	633	2,290	-	1,637
Change in fair value of derivative warrants liability and fair value of warrants expired	-	(299)	-	(5)
Change in fair value of liability related to conversion feature of convertible bridge loans	(3,651)	(3,777)	(37)	530
Settlement in cash of prepayment obligation related to convertible bridge loan	-	182	-	182
Interest and related royalties under receivables financing facility	(153)	546	-	495
Amortization of prepaid expenses related to revolving line of credit agreement	1,036	293	314	293
Exchange rate differences and other finance expenses	794	(43)	285	(689)
	$11,735	$17,360	$3,859	$6,875

NOTE 7 - TAXES ON INCOME

A.	Deferred income taxes reflect the net tax effects of net operating loss and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	As of September 30,
	2022	2021
Composition of deferred tax assets:	Unaudited	Unaudited
Net operating loss carry-forward	$8,817	$6,330
Research and development credits	-	1,879
Allowance for Bad Debt	-	90
Others	-	-
Net deferred tax asset before deferred tax liabilities and valuation allowance	8,817	8,299

Composition of deferred tax liabilities:
Intangible assets upon acquisition of subsidiary	(315)	(315)
Depreciation costs	(120)	(128)
Net deferred tax asset before valuation allowance	8,383	7,856

Valuation allowance	(8,067)	7,541
Net deferred tax assets	(315)	(315)

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are utilized. Based on consideration of these factors, the Company recorded a full valuation allowance as of September 30, 2022.

B.	For the period of nine months ended September 30, 2022, the following table reconciles the statutory income tax rate to the effective income tax rate:

	Nine months ended September 30,
	2022	2021
	Unaudited	Unaudited

Tax rate	23%	23%

Tax expense (benefit) at statutory rate	$(4,640)	$(5,646)
Tax rate differential	53	31
Permanent differences with respect to stock-based compensation	630	146
Permanent differences with respect to derivative warrants liabilities, bifurcated conversion feature and convertible loans	1,334	3,605
Loss carryforwards and others	2,623	1,864
Income tax expense (benefit)	$-	$-

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

B.	Information about reported segment profit or loss and assets

			COVID-19
	Breast Cancer Test	Alzheimer	Testing and related products	Un-allocated	Total
	Unaudited
Nine months ended September 30, 2022
Revenues	-	-	6,292	-	6,292
Operating gain (loss)	(1,352)	-	1,061	(7,639)	(7,930)
Unallocated amounts:
Financing expenses, net				(11,735)	(11,735)
Other losses				(396)	(396)
Share in losses of affiliated companies accounted for under equity method, net				60	60
Net loss	(1,352)	-	1,061	(19,710)	(20,001)

			COVID-19
	Breast Cancer Test	Alzheimer	Testing and related products	Un-allocated	Total
	Unaudited
Nine months ended September 30, 2021
Revenues	-	-	7,773	-	7,773
Operating gain (loss)	(4,685)	-	(1,003)	-	(5,688)
Unallocated amounts:
Financing expenses, net				(17,360)	(17,360)
Share in losses of affiliated companies accounted for under equity method, net				(1,499)	(1,499)
Net loss	(4,685)	-	(1,003)	(18,859)	(24,547)

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

TODOS MEDICAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

(U.S. dollars in thousands)

C.	Revenues by geographic region are as follows:

	Nine months period ended September 30,		Three months period ended September 30,
	2022	2021	2022	2021
	Unaudited		Unaudited
Israel	$-	$-	$-	$-
United States	6,292	7,773	1,914	1,010
	$6,292	$7,773	$1,914	$1,010

NOTE 8 – SEGMENT REPORTING (continue)

D.	Property and equipment, net, by geographic areas:

	As of September 30,	As of December 31,
	2022	2021
	Unaudited
Israel	$25	$34
United States	1,573	2,011
	$1,598	$2,045

E.	Major customers

	As of September 30,
	2022	2021
Client A	-	54.3%
Client B	11.5%	7.3%
Client C	1.2%	11.4%
Client D	8.0%	0.2%
	20.7%	81.9%

Tabel of Contents

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

Overview

●	Todos Medical Ltd. (“Todos Medical,” the “Company,” “we,” “our,” “us”), is an in vitro diagnostics company focused on distributing comprehensive solutions for screening and diagnosis of COVID-19, urinary tract infections, sexually transmitted diseases and Monkeypox. We are also developing blood tests for the early detection of cancer and Alzheimer’s disease.

●	In December 2020, Todos announced the commercial launch of its proprietary 3CL protease inhibitor dietary supplement Tollovid™ at The Alchemist’s Kitchen in SoHo district in Manhattan, New York. Tollovid, a mix of botanical extracts, is being targeted to support healthy immune function against circulating coronaviruses. Tollovid’s mechanism of action is to inhibit the activity of the 3CL protease, a key protease required for the intracellular replication of coronaviruses. Tollovid was granted a Certificate of Free Sale by the US Food & Drug Administration in August 2020, allowing its commercial sale anywhere in the United States.

●

On March 11, 2022, the Company entered into a Share Purchase Agreement (the “SPA”) with 3CL Sciences Ltd. (“3CL”), an Israeli corporation, and NLC Pharma Ltd. (“NLC”), an Israeli corporation, pursuant to which (a) 3CL Sciences will purchase all therapeutic, diagnostic, dietary supplement and pharmaceutical assets from NLC that relate to 3CL protease biology (which is used in the development, manufacture, sale and distribution of Tollovid™ and Tollovir™) from NLC in exchange for a 100% equity interest in 3CL, (b) 3CL will allot 30.5% of its shares to the Company in exchange for the Company making a total cash commitment of $8 million to 3CL, (c) NLC will sell 7.54% of 3CL’s issued and outstanding shares to the Company in exchange for the Company making a total cash commitment of $2 million to NLC, and (d) NLC will exchange 14.31% of 3CL’s issued and outstanding shares for shares of the Company having a market value of $3,800,000 on the day prior to the Closing, such that the Company will own 52% of 3CL’s issued and outstanding share capital and NLC will own 48% of 3CL’s issued and outstanding share capital. The Company and NLC have agreed to identify a seasoned biopharmaceutical CEO to manage 3CL going forward. The board of directors of 3CL Sciences will be made up of five (5) individuals: three (3) appointed by the Company and two (2) appointed by NLC. As of the date of this quarterly report on Form 10-Q, the closing of the SPA has not yet occurred.

On September 7, 2022 (“Effective Date”), the Company entered into a supplement (“Extension Agreement”), to the SPA. As a consequence, NLC Pharma has assigned ownership of all relevant intellectual property to 3CL Pharma Ltd. The assignment includes the patent applications for dual mechanism (3CL protease inhibitor and CCR5 antagonist) Phase 2 therapeutic drug candidate Tollovir™, commercial-stage 3CL protease inhibitor immune support supplement Tollovid™ and 3CL protease biomarker test TolloTest™ for SARS-CoV-2 infectivity monitoring and PASC/Long COVID viral persistence assessment (the “IP”). 3CL Pharma Ltd. is now preparing to launch a crowdfunding campaign to fund the necessary requirements for an Emergency Use Authorization (EUA) submission to the US FDA for Tollovir in the treatment of hospitalized (severe/critical) COVID-19 patients, the clinical development of Tollovir, Tollovid and TolloTest in Long COVID, as well as a national marketing campaign for Tollovid to support US sales. Completion of the crowdfunding will fulfill Todos’ obligations under the SPA.

On September 22, 2022, Todos Botanicals, Inc., a wholly owned subsidiary of Todos, entered into a distributor agreement (the “Agreement”) to supply its proprietary 3CL protease inhibitor immune support dietary supplement Tollovid™ and botanical ‘0% THC’ CBD products in pill, tincture, gummy, candy and cream finished products to Nerd Hemp, Inc., an automated retail (AI Retail) machine company focused on the distribution of CBD products. AI Retail machines are similar to vending machines; however, they use artificial intelligence to monitor product supply to optimize the re-ordering and stocking process. The new Tollovid and CBD products for the AI Retail machines will be manufactured in different adult and pediatric formulations in Todos’ newly leased Cleburne, Texas-based facility. Nerd Hemp has already been contracted to install 5500 AI Retail machines across the United States in retail outlets including airports, shopping centers, universities, sporting venues, fitness centers, bars, and grocery outlets. These AI Retail machines are located in high traffic and secure locations very similar to the Redbox model. The first deliveries are expected to take place in December 2022 in grocery outlets like Lowes Markets, a privately held grocer with over 140 locations in the southwestern United States. Todos anticipates $6.0 million in revenue in the first quarter of 2023 from this contract as Nerd Hemp commences its nationwide rollout.

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

On August 30, 2022, Todos Medical USA, Inc., a wholly owned subsidiary of Todos Medical Ltd.. entered into a lease agreement (the “Lease”) with Industrial Property, LLC to lease approximately 15,200 rentable square feet and land of 5.9 acres located at 112 E. Industrial Boulevard, Cleburne, TX 76031 (the “Premises”) for botanical manufacturing facility in order to establish direct manufacturing capabilities for the Company’s newly formed manufacturing subsidiary Todos Botanicals, LLC. The Lease provides for full building access. The actual commencement dates are subject to timely completion of the Building and premises. The term of the lease commences on September 1, 2022, and runs 124 months on a month-to-month basis.

●	Additionally, the Company’s patented Todos Biochemical Infrared Analyses (TBIA) is a cancer-screening technology using peripheral blood analysis that deploys deep examination into cancer’s influence on the immune system, looking for biochemical changes in blood mononuclear cells and plasma. Todos’ two internally developed cancer-screening tests, TMB-1 and TMB-2 have received a CE mark in Europe.

●	In the second quarter of 2021, Todos purchased rights to Provista Diagnostics, Inc.’s Alpharetta, Georgia-based CLIA/CAP certified lab and Provista’s proprietary commercial-stage Videssa® breast cancer blood test.

●	Todos also owns a patent for the use of a blood test for the early detection of neurodegenerative disorders, such as Alzheimer’s disease.

●	In July 2020, Todos completed the acquisition of Breakthrough Diagnostics, Inc., the owner of the LymPro Test intellectual property, from Amarantus Bioscience Holdings, Inc.

Products

●

3CL Sciences Ltd. (“3CL”), is developing the antiviral, Tollovir™, a potent 3CL protease inhibitor for the treatment of hospitalized COVID-19 patients, which is currently undergoing a Phase 2 clinical trial in Israel with plans to expand the clinical development program to India.

We believe that government recognition of the need for antivirals to treat COVID-19 will provide a significant tailwind for the development of the Tollovir™ anti-viral that is currently undergoing a Phase 2 clinical trial in Israel with plans progressing rapidly to expand the clinical development program to India. As part of the ongoing scientific effort to further elucidate the mechanisms that have enabled Tollovir to achieve its very positive early clinical results, NLC Pharma identified an anti-inflammatory mechanism of action of Tollovir to complement its 3CL protease inhibiting mechanism. This dual mechanism of action helps explain the significant reduction in symptoms and the biomarker C Reactive Protein (CRP) that was documented in the earliest clinical COVID-19 data sets produced in Israel, which could not be explained by a reduction in viral load alone likely caused by Tollovir’s 3CL protease inhibiting mechanism.

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

●	In October 2021, we announced positive clinical validation data for the 3CL protease biomarker assay TolloTest™ in a clinical study evaluating its sensitivity compared with PCR in hospitalized COVID-19 patients, patients hospitalized for conditions other than COVID-19 and individuals exposed to confirmed COVID-19 subjects in the community outpatient setting and healthy controls. The results clinically validated the sensitivity of the 3CL protease biomarker compared with SARS-CoV-2 PCR, confirmed positive results in both the hospital and outpatient setting, and provided key insights on the potential role the 3CL protease biomarker could play in assessing the COVID infectivity status of infected patients being released from quarantine and opening the diagnostic window to include earlier diagnosis of individuals from time of time known exposure. The Company sees multiple use cases for the 3CL protease biomarker as an adjunct to both PCR testing and antigen testing for SARS-CoV-2.

●	Our two most advanced blood tests under development are for the screening and diagnosis of breast cancer. TM-B1 is our breast cancer test for the screening and diagnosis of breast cancer in all women, and TM-B2 is our breast cancer test for the screening and diagnosis of breast cancer in women who have ‘dense breasts.’ Dense breasts, medically categorized as BI-RADS 3 and BI-RADS 4, make mammograms largely ineffective because the biophysical structure of the breast does not allow high enough resolution on the mammogram X-ray to determine whether or not a tumor is present, leading to potentially unnecessary additional imaging tests and breast biopsies in women who have dense breasts.

●	Additionally, we are developing our TMC blood test is for the screening and diagnosis of colon cancer.

●	The Lymphocyte Proliferation Test (LymPro Test™) is a diagnostic blood test that determines the ability of peripheral blood lymphocytes (PBLs) and monocytes to withstand an exogenous mitogenic stimulation that induces them to enter the cell cycle. It is believed that certain diseases, most notably Alzheimer’s disease, are the result of compromised cellular machinery that leads to aberrant cell cycle re-entry by neurons, which then leads to apoptosis. LymPro is novel in the use of peripheral blood lymphocytes as a surrogate for neuronal cell function, suggesting a common relationship between PBLs and neurons in the brain.

Operating Results

Revenues

During the nine and three months ended September 30, 2022, we generated revenues of $6,291,653 and $1,913,518, respectively, compared to revenues of $7,772,881 and $1,009,662, respectively, in revenues during the nine and three months ended September 30, 2021. Such revenues were generated by the Company and through our U.S. subsidiaries, Corona Diagnostics and LLC, Provista Diagnostics, Inc.

Operating Expenses

Our current operating expenses consist of four components - cost of revenues, research and development expenses, marketing expenses and general and administrative expenses.

Cost of revenues

Our cost of revenues consists primarily of materials, depreciation and other related cost of revenues expenses.

The following table discloses the breakdown of cost of revenues:

	Nine Months Ended September 30,		Three Months Ended September 30,
U.S. dollars	2022	2021	2022	2021
Salaries and related expenses	$618,585	$254,506	$244,752	$189,960
Materials and other costs	2,484,462	4,454,242	860,070	681,267
Depreciation	511,751	482,017	169,110	171,861
Total	$3,614,798	$5,190,765	$1,273,932	$1,043,088

Research and Development Expenses

Our research and development expenses consist primarily of salaries and related personnel expenses, subcontracted work and consulting and other related research and development expenses.

The following table discloses the breakdown of research and development expenses:

	Nine Months Ended September 30,		Three Months Ended September 30,
U.S. dollars	2022	2021	2022	2021
Stock-based compensation	$-	$-	$-	$-
Professional fees	161,047	15,043	88,125	15,375
Laboratory and materials	425,855	645,567	52,838	143,829
Depreciation	9,668	21,865	2,961	7,032
Insurance and other expenses	3,341	2,216	1,192	-
Total	$600,272	$684,691	$145,116	$166,236

We expect that our research and development expenses will materially increase as we plan to rapidly recruit more employees in order to accelerate our research and development efforts.

Sales and Marketing expenses

Sales and marketing expenses consist primarily of salaries and share-based compensation expense.

The following table discloses the breakdown of sales and marketing expenses:

	Nine Months Ended September 30,		Three Months Ended September 30,
U.S. dollars	2022	2021	2022	2021
Salaries and related expenses	$344,954	$495,856	$130,495	$243,161
Share Based Compensation	-	44,771	-	-
Professional Fees	2,022,841	1,846,139	409,004	185,541
Total	$2,367,795	$2,386,766	$539,499	$428,702

General and administrative

General and administrative expenses consist primarily of salaries, share-based compensation expense, professional service fees (for accounting, legal, bookkeeping, intellectual property and facilities), directors fee and insurance and other general and administrative expenses.

The following table discloses the breakdown of general and administrative expenses:

	Nine Months Ended September 30,		Three Months Ended September 30,
U.S. dollars	2022	2021	2022	2021
Salaries and related expenses	$1,269,047	$126,931	$175,157	$43,037
Share-based compensation	2,462,081	512,831	274,824	147,902
Rent and maintenance expenses	468,346	80,426	155,528	31,263
Communication and investor relations	243,649	42,719	97,370	14,239
Doubtful debts	984,130	391,681	66,307	10,000
Depreciation	62,894	39,427	21,969	7,969
Professional fees	2,061,192	3,687,642	965,683	1,552,487
Insurance and other expenses	87,545	316,778	-	61,753
Total	$7,638,884	$5,198,435	$1,756,838	$1,868,650

Comparison of the nine months ended September 30, 2022, to the nine months ended September 30, 2021:

Results of Operations

Revenues. Our revenues for the nine months ended September 30, 2022, were $6,291,653, compared to $7,772,881 revenues during the nine months ended September 30, 2021, representing a net decrease of $1,481,228, or 19%. The decrease in our revenues is a result of the reduction in sales of our COVID-19 testing products through our U.S. subsidiary, Corona Diagnostics, LLC which was somewhat offset by sales of Tollovid™, which commenced in the fourth quarter of 2021.

Cost of revenues. Our cost of revenues for the nine months ended September 30, 2022, were $3,614,798, compared to $5,190,765 during the nine months ended September 30, 2021, representing a net decrease of $1,575,967, or 30%. The decrease in our cost of revenues is related to the decrease in sales of our COVID-19 testing products.

Research and Development Expenses. Our research and development expenses for the nine months ended September 30, 2022, were $600,272 compared to $684,691 for the nine months ended September 30, 2021, representing a net decrease of $84,419, or 12%. The decrease is primarily due to a decrease in professional fees and other research and development costs in connection with the development of our new products.

Sales and Marketing Expenses. Our sales and marketing expenses decreased from $2,367,795 in the nine months ended September 30, 2022, to $2,386,766 in the nine months ended September 30, 2021, a decrease of $18,971 or 1%. The decrease is primarily due to a decrease in salaries and related expenses offset by an increase in professional fees.

General and Administrative Expenses. Our general and administrative expenses for the nine months ended September 30, 2022, were $7,638,884, compared to $5,198,435 for the nine months ended September 30, 2021, providing an increase of $2,440,449 or 47%. The increase is primarily due to an increase in stock-based compensation, salaries and related expenses, including for new employees, and doubtful debts partially offset by a decrease in professional services.

Finance (Income) Expenses, Net. Our net finance expenses for the nine months ended September 30, 2022 was $11,735,124 compared to net finance expenses of $17,360,000 for the nine months ended September 30, 2021, providing a decrease of $5,624,876 or 32%. The decrease is primarily due to changes in the fair value of warrants liability and amortization of discounts and accrued interest on convertible bridge loans.

Share in losses of affiliated company is accounted for under the equity method. Our share in losses of affiliated company accounted for under the equity method amounted to $1,498,453 in the nine months ended September 30, 2021 ($0 in the nine months ended September 30, 2022).

Other losses. Our other losses amounted to $396,000 in the nine months ended September 30, 2022 ($0 in the nine months ended September 30, 2021).

Net loss attributable to non-controlling interests. Our net loss attributable to non-controlling interests amounted to $59,651 in the nine months ended September 30, 2022 ($0 in the nine months ended September 30, 2021).

Net Loss attributable to the Company’s stockholders’ equity. Our net loss attributable to the Company’s stockholders’ equity for the nine months ended September 30, 2022 was $20,001,569, compared to $24,546,677 for the nine months ended September 30, 2021, providing a decrease of $4,545,108 or 19%. The decrease is primarily due to an increase in general and administrative expenses offset by a decrease in finance expenses, net as well as other changes as mentioned above.

Comparison of the three months ended September 30, 2022, to the three months ended September 30, 2021:

Results of Operations

Revenues. Our revenues for the three months ended September 30, 2022, were $1,913,518, compared to $1,009,662 revenues during the three months ended September 30, 2021, representing a net increase of $903,856, or 89%. The increase in our revenues is a result of the increase in sales of our sales of Tollovid™, which commenced in the fourth quarter of 2021 offset by decrease in sales of our COVID-19 related products and testing through our U.S. subsidies, Corona Diagnostics, LLC and Provista diagnostics, Inc.

Cost of revenues. Our cost of revenues for the three months ended September 30, 2022, were $1,273,932, compared to $1,043,088 during the three months ended September 30, 2021, representing a net increase of $230,844, or 22%. The increase in our cost of revenues is related to the increase in materials and other costs associated with our sales.

Research and Development Expenses. Our research and development expenses for the three months ended September 30, 2022, were $145,116 compared to $166,000 for the three months ended September 30, 2021, representing a net decrease of $20,884, or 13%. The decrease is primarily due to a decrease in research and development costs in connection with the development of our new products.

Sales and Marketing Expenses. Our sales and marketing expenses for the three months ended September 30, 2022, were $539,499 compared to $428,702 in the three months ended September 30, 2021, representing a net increase of $110,797 or 26%. The increase in our sales and marketing expenses is related to an increase in professional fees.

General and Administrative Expenses. Our general and administrative expenses for the three months ended September 30, 2022, were $1,756,838, compared to $1,868,886 for the three months ended September 30, 2021, providing a decrease of $112,048 or 6%. The decrease is primarily due to a decrease in professional services partially offset by an increase in stock-based compensation, salaries and related expenses, including for new employees, and doubtful debts .

Finance (Income) Expenses, Net. Our net finance expenses for the three months ended September 30, 2022 was $3,858,765 compared to net finance expenses of $6,875,000 for the three months ended September 30, 2021, providing a decrease of $3,016,235 or 44%. The decrease is primarily due to changes in the fair value of warrants liability and amortization of discounts and accrued interest on convertible bridge loans.

Share in losses of affiliated company is accounted for under the equity method. Our share in losses of affiliated company accounted for under the equity method amounted to $0 in the three months ended September 30, 2022 ($1,007,000 in the three months ended September 30, 2021).

Net loss attributable to non-controlling interests. Our net loss attributable to non-controlling interests amounted to $30,478 in the three months ended September 30, 2022 ($0 in the three months ended September 30, 2021).

Net income (Loss) attributable to the Company’s stockholders’ equity. Our net loss attributable to the Company’s stockholders’ equity for the three months ended September 30, 2022 was $5,660,633, compared to net income of $10,378,847 for the three months ended September 30, 2021, providing a decrease of $4,718,214. The decrease is primarily due to a decrease in net finance expenses, as well as other changes as mentioned above.

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

The table below presents our cash flows:

STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Nine months period ended September 30,
	2022	2021
	Unaudited	Unaudited
Cash flows from operating activities:
Net loss	$(20,061)	$(24,547)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	584	556
Impairment of investment in a subsidiary	396	-
Interest on short term loans and revolving credit line	786	-
Sale of subsidiary shares to non-controlling interests	710	-
Liability for minimum royalties	131	53
Stock-based compensation	2,752	633
Modification of terms relating to straight loan transaction	-	88
Share in losses of affiliated company	-	1,499
Change in fair value, amortization of discounts and accrued interest on convertible bridge loans	13,076	18,080
Amortization of discounts and accrued interest on straight loans	-	2,290
Change in fair value of derivative warrants liability and fair value of warrants expired	-	(299)
Change in fair value of liability related to conversion feature of convertible bridge loans	(3,651)	(3,777)
Decrease (increase) in trade receivables	1,850	(1,629)
Decrease (increase) in inventories	283	(806)
Decrease in other current assets	64	705
Increase (decrease) in accounts payable	1,844	(961)
Decrease in deferred revenues	-	(857)
Increase (decrease) in other current liabilities	(559)	(326)
Operating lease liability	(77)	-
Net cash used in operating activities	(1,872)	(9,299)

Cash flows from investing activities:
Purchase of property and equipment	(74)	(965)
Increase in other long term assets	(1,733)	-
Cash used in purchased of subsidiary	-	(1,176)
Investment in other companies	-	(1,024)
Net cash used in investing activities	(1,807)	(3,165)

Cash flows from financing activities:
Proceeds from straight loans and revolving credit line	6,291	2,496
Repayment of Receivables financing facility	-	(1,249)
Repayment of straight loans	(3,244)	(1,329)
Repayment of convertible bridge loans	-	(2,165)
Proceeds from issuance of units consisting of convertible bridge loans, stock warrants and shares, net	500	13,687
Proceeds from issuance of ordinary shares through equity line	-	255
Net cash provided by financing activities	3,547	11,695

Change in cash, cash equivalents	(132)	(769)
Cash, cash equivalents at beginning of period	189	935
Cash, cash equivalents at end of period	$57	$166

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2022 was $1,872,000 compared to $9,299,000 in the three months ended September 30, 2021. The decrease in the cash flow used in operating activities in 2022 compared to 2021 is primarily due to a decrease in our net losses, amortization of discounts and accrued interest on convertible bridge loans and increase other current liabilities, share based compensation and trade receivables.

Investing Activities

Net cash used in investing activities for the for the nine months ended September 30, 2022 was $1,807,000, compared with $3,165,000 in the nine months ended September 30, 2021. The primary reason for the decrease in investing activities was due to a decrease in the purchase of laboratory and other equipment by our U.S. subsidiaries, Corona Diagnostics, LLC and Provista Diagnostics, Inc and amounts paid in the nine months ended September 30, 2021 to purchase our subsidiary, Provista Diagnostics, Inc. and investments in other companies partially offset by increase in payments on account of long term assets.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2022 was $3,547,000, compared to net cash provided by financing activities for the nine months ended September 30, 2021 of $11,695,000. This decrease is primarily due to a decrease in proceeds from issuance of units consisting of convertible bridge loans, stock warrants and shares, net partially offset by decrease in repayment of Receivables financing facility and repayment of convertible bridge loans.

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

Recent Developments

3CL Acquisition

On March 11, 2022, the Company entered into a Share Purchase Agreement (the “SPA”) with 3CL Sciences Ltd. (“3CL”), an Israeli corporation, and NLC Pharma Ltd. (“NLC”), an Israeli corporation, pursuant to which (a) 3CL Sciences will purchase all therapeutic, diagnostic, dietary supplement and pharmaceutical assets from NLC that relate to 3CL protease biology (which is used in the development, manufacture, sale and distribution of Tollovid™ and Tollovir™) from NLC in exchange for a 100% equity interest in 3CL, (b) 3CL will allot 30.5% of its shares to the Company in exchange for the Company making a total cash commitment of $8 million to 3CL, (c) NLC will sell 7.54% of 3CL’s issued and outstanding shares to the Company in exchange for the Company making a total cash commitment of $2 million to NLC, and (d) NLC will exchange 14.31% of 3CL’s issued and outstanding shares for shares of the Company having a market value of $3,800,000 on the day prior to the Closing, such that the Company will own 52% of 3CL’s issued and outstanding share capital and NLC will own 48% of 3CL’s issued and outstanding share capital. The Company and NLC have agreed to identify a seasoned biopharmaceutical CEO to manage 3CL going forward. The board of directors of 3CL Sciences will be made up of five (5) individuals: three (3) appointed by the Company and two (2) appointed by NLC. As of the date of this quarterly report on Form 10-Q, the closing of the SPA has not yet occurred.

On September 7, 2022 (“Effective Date”), the Company entered into a supplement (“Extension Agreement”), to the SPA. As a consequence, NLC Pharma has assigned ownership of all relevant intellectual property to 3CL Pharma Ltd. The assignment includes the patent applications for dual mechanism (3CL protease inhibitor and CCR5 antagonist) Phase 2 therapeutic drug candidate Tollovir™, commercial-stage 3CL protease inhibitor immune support supplement Tollovid™ and 3CL protease biomarker test TolloTest™ for SARS-CoV-2 infectivity monitoring and PASC/Long COVID viral persistence assessment (the “IP”). 3CL Pharma Ltd. is now preparing to launch a crowdfunding campaign to fund the necessary requirements for an Emergency Use Authorization (EUA) submission to the US FDA for Tollovir in the treatment of hospitalized (severe/critical) COVID-19 patients, the clinical development of Tollovir, Tollovid and TolloTest in Long COVID, as well as a national marketing campaign for Tollovid to support US sales. Completion of the crowdfunding will fulfill Todos’ obligations under the SPA.

Nerd Hemp Distributor Agreement

On September 22, 2022, Todos Botanicals, Inc., a wholly owned subsidiary of Todos, entered into a distributor agreement (the “Agreement”) to supply its proprietary 3CL protease inhibitor immune support dietary supplement Tollovid™ and botanical ‘0% THC’ CBD products in pill, tincture, gummy, candy and cream finished products to Nerd Hemp, Inc., an automated retail (AI Retail) machine company focused on the distribution of CBD products. AI Retail machines are similar to vending machines; however, they use artificial intelligence to monitor product supply to optimize the re-ordering and stocking process. The new Tollovid and CBD products for the AI Retail machines will be manufactured in different adult and pediatric formulations in Todos’ newly leased Cleburne, Texas-based facility. Nerd Hemp has already been contracted to install 5500 AI Retail machines across the United States in retail outlets including airports, shopping centers, universities, sporting venues, fitness centers, bars, and grocery outlets. These AI Retail machines are located in high traffic and secure locations very similar to the Redbox model. The first deliveries are expected to take place in December 2022 in grocery outlets like Lowes Markets, a privately held grocer with over 140 locations in the southwestern United States. Todos anticipates $6.0 million in revenue in the first quarter of 2023 from this contract as Nerd Hemp commences its nationwide rollout.

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

Yeshiva Orot Hateshuva

On November 4, 2020, we entered into a Secured Convertible Equipment Loan Agreement with Friends of Yeshiva Orot Hateshuva Inc. (“Friends”), pursuant to which Friends lent us $450,000 to purchase two liquid handler machines. Under the terms of the agreement, the note was issued with 41.4% Original Issue Discount, with Friends receiving a royalty of 12.5% of all amounts resulting from any diagnostic tests performed by the two liquid handler machines. During the initial payback period and up until the earlier of either (a) the Maturity Date, or (b) the aggregate loan amount is paid in full, all Royalty payments made to Investor will be counted towards their loan balance. Thereafter, the royalties continue so long as the machines are in use. The Maturity Date was March 4, 2021. On March 4, 2021, the Company and Friends agreed to extend the maturity date of the note to May 1, 2021, in exchange for a payment of $100,000 and the issuance of 2,000,000 ordinary shares, in each case to a charity designated by Friends. As of November 14, 2022, the Company has not made any royalty payments to Friends. The note has been repaid.

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

Harper Advance

On December 31, 2020, we entered into a Secured Convertible Equipment Loan Agreement with Harper Advance LLC (“Harper”), pursuant to which Harper lent us $450,000 to purchase two liquid handler machines. Under the terms of the agreement, the note was issued with 40% Original Issue Discount, with Harper receiving a royalty of 12.5% of all amounts resulting from any diagnostic tests performed by the two liquid handler machines. During the initial payback period and up until the earlier of either (a) the Maturity Date, or (b) the aggregate loan amount is paid in full, all Royalty payments made to Investor will be counted towards their loan balance. Thereafter, the royalties continue so long as the machines are in use. The Maturity Date was April 30, 2021. As of November __, 2022, the Company has not made any royalty payments to Harper. Harper’s note was purchased by another investor and converted into ordinary shares of the Company.

T-Cell Protect Hellas S.A.

On November 22, 2021, the Company entered into a Securities Purchase Agreement with T-Cell Protect Hellas S.A. (“T-Cell”) pursuant to which the Company agreed to issue a convertible promissory note (the “Note”) to T-Cell Protect in the principal amount of €1,000,000. To date, T-Cell has not fulfilled its obligation to pay for the Note, and therefore the Company has not yet issued the Note. The proceeds from this Transaction were intended to be used for the clinical development of Tollovir, the Company’s therapeutic candidate for hospitalized COVID-19 patients. On November 11, 2022, the Company terminated the agreement with T-Cell.

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

On September 6, 2022, the Company and the Lender entered into an amendment to the Revolving Line of Credit Agreement, which amendment (i) increased the credit facility to $2.5 million and (b) in exchange, the Company has promised to issue to the Lender 100,000 of the Company’s ordinary shares.

As of September 30, 2022, the Company utilized the entire credit facility. The Company has estimated the portion of the 10% shares of Provista at $740,000 which were recorded as interest expenses.

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

Reverse Split

At an extraordinary general meeting of our shareholders to be held on September 28, 2022, our shareholders approved a reverse share split of the Company’s ordinary shares within a range of 1:2 to 1:500, to be effective at the ratio and on a date to be determined by the Board of Directors of the Company (the “Reverse Split”). All per share amounts and calculations in this quarterly report on Form 10-Q and the accompanying financial statements do not reflect the effects of the Reverse Split.

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

On March 11, 2022, the Company entered into a Share Purchase Agreement (the “SPA”) with 3CL Sciences Ltd. (“3CL”), an Israeli corporation, and NLC Pharma Ltd. (“NLC”), an Israeli corporation, pursuant to which (a) 3CL Sciences will purchase all therapeutic, diagnostic, dietary supplement and pharmaceutical assets from NLC that relate to 3CL protease biology (which is used in the development, manufacture, sale and distribution of Tollovid™ and Tollovir™) from NLC in exchange for a 100% equity interest in 3CL, (b) 3CL will allot 30.5% of its shares to the Company in exchange for the Company making a total cash commitment of $8 million to 3CL, (c) NLC will sell 7.54% of 3CL’s issued and outstanding shares to the Company in exchange for the Company making a total cash commitment of $2 million to NLC, and (d) NLC will exchange 14.31% of 3CL’s issued and outstanding shares for shares of the Company having a market value of $3,800,000 on the day prior to the Closing, such that the Company will own 52% of 3CL’s issued and outstanding share capital and NLC will own 48% of 3CL’s issued and outstanding share capital. The Company and NLC have agreed to identify a seasoned biopharmaceutical CEO to manage 3CL going forward. The board of directors of 3CL Sciences will be made up of five (5) individuals: three (3) appointed by the Company and two (2) appointed by NLC. As of the date of this quarterly report on Form 10-Q, the closing of the SPA has not yet occurred.

On September 7, 2022 (“Effective Date”), the Company entered into a supplement (“Extension Agreement”), to the SPA. As a consequence, NLC Pharma has assigned ownership of all relevant intellectual property to 3CL Pharma Ltd. The assignment includes the patent applications for dual mechanism (3CL protease inhibitor and CCR5 antagonist) Phase 2 therapeutic drug candidate Tollovir™, commercial-stage 3CL protease inhibitor immune support supplement Tollovid™ and 3CL protease biomarker test TolloTest™ for SARS-CoV-2 infectivity monitoring and PASC/Long COVID viral persistence assessment (the “IP”). 3CL Pharma Ltd. is now preparing to launch a crowdfunding campaign to fund the necessary requirements for an Emergency Use Authorization (EUA) submission to the US FDA for Tollovir in the treatment of hospitalized (severe/critical) COVID-19 patients, the clinical development of Tollovir, Tollovid and TolloTest in Long COVID, as well as a national marketing campaign for Tollovid to support US sales. Completion of the crowdfunding will fulfill Todos’ obligations under the SPA.

Nerd Hemp Distributor Agreement

On September 22, 2022, Todos Botanicals, Inc., a wholly owned subsidiary of Todos, entered into a distributor agreement (the “Agreement”) to supply its proprietary 3CL protease inhibitor immune support dietary supplement Tollovid™ and botanical ‘0% THC’ CBD products in pill, tincture, gummy, candy and cream finished products to Nerd Hemp, Inc., an automated retail (AI Retail) machine company focused on the distribution of CBD products. AI Retail machines are similar to vending machines; however, they use artificial intelligence to monitor product supply to optimize the re-ordering and stocking process. The new Tollovid and CBD products for the AI Retail machines will be manufactured in different adult and pediatric formulations in Todos’ newly leased Cleburne, Texas-based facility. Nerd Hemp has already been contracted to install 5500 AI Retail machines across the United States in retail outlets including airports, shopping centers, universities, sporting venues, fitness centers, bars, and grocery outlets. These AI Retail machines are located in high traffic and secure locations very similar to the Redbox model. The first deliveries are expected to take place in December 2022 in grocery outlets like Lowes Markets, a privately held grocer with over 140 locations in the southwestern United States. Todos anticipates $6.0 million in revenue in the first quarter of 2023 from this contract as Nerd Hemp commences its nationwide rollout.

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

Employees and Consultants

During the nine months ended September 30, 2022 and the year ended December 31, 2021, the Company hired 5 and 23 new employees, respectively, including management and staffing of laboratory, sales and marketing and general administrative staffing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk during the second quarter of 2022. For a discussion of our exposure to market risk, please see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2021 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022, or the Evaluation Date. Based on such evaluation, those officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are ineffective in recording, processing, summarizing and reporting, on a timely basis, information required to be included in periodic filings under the Exchange Act and that such information is not accumulated and communicated to management, including our principal executive and financial officers, in a manner sufficient to allow timely decisions regarding required disclosure, due to lack of sufficient internal accounting personnel, segregation of duties, lack of sufficient internal controls (including IT general controls) that encompass the Company as a whole with respect to entity and transactions level controls in order to ensure complete documentation of complex and non-routine transactions and adequate financial reporting.

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

During the quarter ended September 30, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS4

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

On September 4, 2022, Rami Zigdon, the Company’s former Chief Business Officer (the “Applicant”) filed a motion (the “Motion”) with the Tel Aviv District Court asserting purported claims relating to his employment with the Company (which ended in early April 2022). The Applicant asserts (inter alia) claims for severance pay, unpaid salary, various social benefits, and related claims, totaling NIS 1,255,684. In addition, the Applicant asserts that he is entitled to receive Company stock options.

Prior to the filing of the Application, Israeli counsel for the Company had been in written communication with the Israeli counsel of the Applicant in an effort to obtain documentation that allegedly demonstrates entitlement of the Applicant to receive securities of the Company. Such documentation was not provided to the Company or to its counsel.

On October 26, 2022, the Company filed with the Tel Aviv Court its response (opposition) to the Motion (the “Response”). In the Response, the Company denied substantially all of the allegations set forth in the Motion.

It is expected that counsel for the Applicant will file a reply to the Response by early November. The court has set a hearing in connection with the Motion for January 15, 2023.

The Company believes that its exposure from the Motion is not material.

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors from those disclosed in “Part I, Item 1A. Risk Factors” of our 2021 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There are no transactions that have not been previously included in a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

4 NTD: Updates?

TODOS MEDICAL LTD.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBIT INDEX

Exhibit Number	Description

3.1**	Amended and Restated Articles of Association of Todos Medical Ltd. (filed as Exhibit 99.1 to the Company’s current report on Form 6-K (File No. 333-209744) filed on March 30, 2017).

4.1**	Todos Medical Ltd. 2015 Israeli Share Option Plan. (filed as Exhibit 10.7 to the Company’s registration statement on Form F-1 (File No. 333-209744) filed on February 26, 2016).

4.2**	Todos Medical Ltd. 2021 Equity Incentive Plan, filed as Exhibit 4.2 on the Company’s Annual Report on Form 10-K, filed on March 31, 2022.

4.3**	Description of Ordinary Shares filed as Exhibit 4.3 on the Company’s Annual Report on Form 10-K, filed on March 31, 2022.

10.1**	Employment Agreement, dated March 16, 2017, between Todos Medical Singapore Pte Ltd. and Dr. Wee Yue Chew and warrant agreement, dated March 16, 2017, between Todos Medical Ltd. and Dr. Wee Yue Chew (filed as Exhibit 4.12 to Form 20-F (File No. 333-209744) filed on May 1, 2017).

10.2**	Share Purchase and Assignment of License Agreement among Todos Medical Ltd., Amarantus Bioscience Holdings, Inc., and Breakthrough Diagnostics, Inc., dated February 27, 2019, filed as Exhibit 4.4 to the Company’s Form 6-K filed on February 28, 2019

10.3**	Marketing and Reseller Agreement, between the Company and Care G.B. Plus Ltd., dated December 20, 2018 filed as Exhibit 4.10 to the Company’s Form 20-F filed on March 28, 2019.

10.4**	Exclusive option agreement among the Company, Strategic Investment Holdings, LLC, Ascenda BioSciences LLC and Provista Diagnostics, Inc. dated January 6, 2020. filed as Exhibit 10.8 to the Company’s Registration Statement on Form F-1/A, filed on August 17, 2020.

10.5**	2% Convertible Redeemable Note made by the Company in favor of Shmuel Rotbard in the original principal amount of $375,000 dated June 15, 2020. filed as Exhibit 10.9 to the Company’s Registration Statement on Form F-1/A, filed on August 17, 2020.

10.6**	Securities Purchase Agreement with Daniel Reich, dated June 23, 2020. filed as Exhibit 10.10 to the Company’s Registration Statement on Form F-1/A, filed on August 17, 2020.

10.7**	Securities Purchase Agreement with Alexsander Shmuel Bar On, dated June 29, 2020. filed as Exhibit 10.11 to the Company’s Registration Statement on Form F-1/A, filed on August 17, 2020

10.8**	Securities Purchase Agreement, dated July 9, 2020, with Leviston Resources, LLC. filed as Exhibit 10.12 to the Company’s Registration Statement on Form F-1/A, filed on August 17, 2020.

10.9**	Form of convertible note dated July 28, 2020, between the Company and the Todos Investors. filed as Exhibit 10.13 to the Company’s Registration Statement on Form F-1/A, filed on August 17, 2020.

10.10**	Purchase Agreement dated as of August 4, 2020 by and between Todos Medical Ltd. and Lincoln Park Capital Fund, LLC. filed as Exhibit 10.1 to the Company’s Form 6-K filed on August 6, 2020.

10.11**	Registration Rights Agreement dated as of August 4, 2020 by and between Todos Medical Ltd. and Lincoln Park Capital Fund, LLC., filed as Exhibit 10.2 to the Company’s Form 6-K filed on August 6, 2020.

10.12**	Research and License Agreement with B.G. Negev Technologies and Applications Ltd. and Mor Research Applications Ltd., dated April 26, 2010, as amended June 25, 2012. (filed as Exhibit 10.1 to the Company’s registration statement on Form F-1 (File No. 333- 209744) filed on February 26, 2016).

10.13**	Addendum No. 2 to Research and License Agreement Dated March 19, 2017, as amended on June 25, 2012 with B.G. Negev Technologies and Applications Ltd. and Mor Research Applications Ltd. (filed as Exhibit 4.2 to Form 20-F (File No. 333- 209744) filed on May 1, 2017).

10.14**	Employment Agreement between the Company and Dr. Herman Weiss, dated March 25, 2019, filed as Exhibit 10.11 to the Company’s Registration Statement on Form F-1 filed on April 22, 2019

10.15**	Loan Agreement dated March 24, 2020 by and between Todos Medical Ltd. and Ethel Zelniec, filed as Exhibit 10.19 on the Company’s Registration Statement on Form F-1/A, filed on August 17, 2020.

10.16**	Loan Agreement dated February 25, 2020 by and between Todos Medical Ltd. and Ethel Zelniec, filed as Exhibit 10.20 on the Company’s Registration Statement on Form F-1/A, filed on August 17, 2020.

10.17**	Loan Agreement dated January 23, 2020, by and between Todos Medical Ltd. and Bel Har Investments Ltd., filed as Exhibit 10.21 on the Company’s Registration Statement on Form F-1/A, filed on August 17, 2020.

10.18**	Loan Agreement dated March 23, 2020 by and between Todos Medical Ltd. and Bel Har Investments Ltd., filed as Exhibit 10.22 on the Company’s Registration Statement on Form F-1/A, filed on August 17, 2020.

10.19**	Loan Agreement dated March 24, 2020 by and between Todos Medical Ltd. and DPH Investments Ltd., filed as Exhibit 10.23 on the Company’s Registration Statement on Form F-1/A, filed on August 17, 2020.

10.20**	Loan Agreement dated March 22, 2020 by and between Todos Medical Ltd. and Avner Krohn, filed as Exhibit 10.24 on the Company’s Registration Statement on Form F-1/A, filed on August 17, 2020.

10.21**	Loan Agreement dated March 15, 2020 by and between Todos Medical Ltd. and Shmuel Rotbard, filed as Exhibit 10.25 on the Company’s Registration Statement on Form F-1/A, filed on August 17, 2020.

10.22**	Form of Loan Agreement dated March 24, 2020 by and between Todos Medical Ltd. and DPH Investments Ltd., filed as Exhibit 10.26 on the Company’s Registration Statement on Form F-1/A, filed on August 17, 2020.

10.23**	Form of Loan Agreement dated March 24, 2020 by and between Todos Medical Ltd. and Tehresa Yee Ling Tan, filed as Exhibit 10.27 on the Company’s Registration Statement on Form F-1/A, filed on August 17, 2020.

10.24**	Loan Agreement dated January 27, 2020 by and between Todos Medical Ltd. and Greentree Financial Group Inc., filed as Exhibit 10.28 on the Company’s Registration Statement on Form F-1/A, filed on August 17, 2020.

10.26**	Receivables Financing Agreement effective as of June 19, 2020 by and among Toledo Advisors L.L.C., Corona Diagnostics LLC, Todos Medical USA, a Nevada corporation and Todos Medical Ltd. filed as Exhibit 10.26 on the Company’s Annual Report on Form 10-K, filed on March 31, 2022.

10.27**	Amendment to Receivables Financing Agreement effective as of November 19, 2020 by and among Toledo Advisors L.L.C., Corona Diagnostics LLC, Todos Medical USA, a Nevada corporation and Todos Medical Ltd. filed as Exhibit 10.27 on the Company’s Annual Report on Form 10-K, filed on March 31, 2022.

10.28**	Secured Convertible Equipment Loan Agreement, dated November 4, 2020, between Todos Medical Ltd. and Friends of Yeshiva Orot Hateshuva Inc filed as Exhibit 10.28 on the Company’s Annual Report on Form 10-K, filed on March 31, 2022.

10.29**	Secured Convertible Equipment Loan Agreement, dated December 31, 2020, between Todos Medical Ltd. and Harper Advance LLC. filed as Exhibit 10.29 on the Company’s Annual Report on Form 10-K, filed on March 31, 2022.

10.30**	Medical Device Distribution Agreement, dated June 4, 2020 between Todos Medical USA, Inc. and 3D Biomedicine Science and Technology Co. Ltd. filed as Exhibit 10.30 on the Company’s Annual Report on Form 10-K, filed on March 31, 2022.

10.31**	Medical Device Contract Manufacturing Agreement, dated June 4, 2020 between Todos Medical USA, Inc. and 3D Biomedicine Science and Technology Co. Ltd. filed as Exhibit 10.31 on the Company’s Annual Report on Form 10-K, filed on March 31, 2022.

10.32**	Distribution Agreement dated June 18, 2020 between Todos Medical Ltd. and Meridian Health Services Network, Inc. filed as Exhibit 10.32 on the Company’s Annual Report on Form 10-K, filed on March 31, 2022.

10.33**	Distribution Agreement, dated July 23, 2020, between Todos Medical Ltd. and PCL Inc. filed as Exhibit 10.33 on the Company’s Annual Report on Form 10-K, filed on March 31, 2022.

10.34**	Amendment No. 1, dated July 28, 2020, to the Binding Joint Venture Agreement between Todos Medical Ltd. and Amarantus Bioscience Holdings, Inc filed as Exhibit 10.34 on the Company’s Annual Report on Form 10-K, filed on March 31, 2022.

10.35**	Securities Purchase Agreement dated as of January 22, 2021, between Todos Medical Ltd and Yozma Global Genomic Fund 1, filed as Exhibit 10.1 on the Company’s Form 8-K filed January 26, 2021.

10.36**	Form of Promissory Convertible Note issued by Todos Medical Ltd to Yozma Global Genomic Fund 1, filed as Exhibit 10.2 on the Company’s Form 8-K filed January 26, 2021.

10.37**	Form of Ordinary Share Purchase Warrant issued by Todos Medical Ltd. to Yozma Korea Group Ltd., filed as Exhibit 10.3 on the Company’s Form 8-K filed on January 26, 2021.

10.38**	Form of Securities Purchase Agreement, dated April 8, 2021, between Todos Medical Ltd. and the Purchaser, filed as Exhibit 10.1 on the Company’s Form 8-K filed April 14, 2021.

10.39**	Form of Promissory Convertible Note issued by Todos Medical Ltd. to the Purchaser, filed as Exhibit 10.2 on the Company’s Form 8-K filed April 14, 2021.

10.40**	Form of Ordinary Share Purchase Warrant issued by Todos Medical Ltd. to the Purchaser, filed as Exhibit 10.3 on the Company’s Form 8-K filed on April 14, 2021.

10.41**	Agreement to Purchase Provista Diagnostics, Inc. dated April 19, 2021, filed as Exhibit 10.1 on the Company’s Form 8-K filed on April 23, 2021.

10.42**	Securities Purchase Agreement dated April 19, 2021, filed as Exhibit 10.2 on the Company’s Form 8-K filed on April 23, 2021.

10.43**	Convertible Promissory Note dated April 19, 2021, filed as Exhibit 10.3 on the Company’s Form 8-K filed on April 23, 2021.

10.44**	Security Agreement dated April 19, 2021, filed as Exhibit 10.4 on the Company’s Form 8-K filed on April 23, 2021.

10.45**	Proxy Statement filed as Exhibit 99.1 on the Company’s Form 8-K filed on June 28, 2021.

10.46**	Securities Purchase Agreement dated as of April 27, 2021, filed as Exhibit 10.1 on the Company’s Report on Form 8-K filed on April 30,2021.

10.47**	Promissory Convertible Note dated April 2021, filed as Exhibit 10.2 on the Company’s Report on Form 8-K filed on April 30, 2021.

10.48**	Ordinary Share Purchase Warrant dated April 2021, filed as Exhibit 10.3 on the Company’s Report on Form 8-K filed on April 30, 2021.

10.49**	Securities Purchase Agreement dated as of July 7, 2021, filed as Exhibit 10.1 on the Company’s Report on Form 8-K filed on July 8, 2021.

10.50**	Promissory Convertible Note dated July 7, 2021, filed as Exhibit 10.2 on the Company’s Report on Form 8-K filed on July 8, 2021.

10.51**	Ordinary Shares Purchase Warrant dated July 7, 2021, filed as Exhibit 10.3 on the Company’s Report on Form 8-K filed on July 8, 2021.

10.52**	Securities Purchase Agreement dated as of September 15, 2021, filed as Exhibit 10.1 on the Company’s Report on Form 8-K filed on September 24, 2021.

10.53**	Promissory Convertible Note dated September 15, 2021, filed as Exhibit 10.2 on the Company’s Report on Form 8-K filed on September 24, 2021.

10.54**	Ordinary Shares Purchase Warrant dated September 15, 2021, filed as Exhibit 10.3 on the Company’s Report on Form 8-K filed on September 24, 2021.

10.55**	Securities Purchase Agreement dated October 21, 2021, between the Company and Kips Bay Select LP, filed as Exhibit 10.1 on the Company’s Report on Form 8-K filed on October 22, 2021

10.56**	Promissory Convertible Note dated October 21, 2021, issued by the Company to Kips Bay Select LP, filed as Exhibit 10.2 on the Company’s Report on Form 8-K filed on October 22, 2021.

10.57**	Ordinary Shares Purchase Warrant dated October 21, 2021, issued by the Company to Kips Bay Select LP, filed as Exhibit 10.3 on the Company’s Report on Form 8-K filed on October 22, 2021.

10.58**	Share Purchase Agreement, dated March 11, 2022, among the Company, 3CL Sciences Ltd., an Israeli corporation, and NLC Pharma Ltd., an Israeli corporation, filed as Exhibit 10.1 on the Company’s Report on Form 8-K filed on March 16, 2022

10.59**	Revolving Line of Credit Agreement by and between Todos Medical Ltd. and Provista Diagnostics Inc. and Testing 123, LLC, dated as of March 14, 2022 (filed as Exhibit 10.59 to the Company’s quarterly report on Form 10-Q, filed with the SEC on May 16, 2022).

10.60**	Pledge and Security Agreement made and entered into on March 14, 2022, by and between Todos Medical Ltd. and Provista Diagnostics Inc, and Testing 123 LLC (filed as Exhibit 10.60 to the Company’s quarterly report on Form 10-Q, filed with the SEC on May 16, 2022).

10.61**	Revolving Credit Note, dated March 14, 2022, from Todos Medical Ltd. and Provista Diagnostics Inc. to Testing 123 LLC (filed as Exhibit 10.61 to the Company’s quarterly report on Form 10-Q, filed with the SEC on May 16, 2022).

10.62*	Secured Convertible Note entered into as of May 20, 2022, between the Company and Leviston Resources, LLC

10.63*	Secured Loan Agreement dated July 19, 2021, between the Company and Friends of Yeshiva Orot Hateshuva, Inc.

10.64*	Secured Promissory Note dated July 19, 2021, between the Company and Friends of Yeshiva Orot Hateshuva, Inc.

10.65*	Amended and Restated Secured Convertible Promissory Note dated February 18, 2022, between the Company and Friends of Yeshiva Orot Hateshuva, Inc.

10.66*	Loan Agreement dated June 15, 2022, between the Company and Friends of Yeshiva Orot Hateshuva, Inc.

10.67	Commercial Lease Agreement dated August 30, 2022, by and between Industrial Property LLC and Todos Medical USA, Inc., (filed as Exhibit 10.1 to the Company’s report on Form 8-K/A on September 12, 2022).

10.68	Conversion and Lock-up Agreement, dated August 31, 2022, by and between Todos Medical Ltd. and Leviston Resources LLC (filed as Exhibit 10.2 to the Company’s report on Form 8-K/A on September 12, 2022).

10.69	Extension of Time Under Share Purchase Agreement, dated September 7, 2022, by and among 3CL Sciences, Ltd., an Israeli private company (“3CL”), Todos Medical Ltd., an Israeli public company (“Todos”), and NLC Pharma Ltd., an Israeli private company (“NLC”) (filed as Exhibit 10.1 to the Company’s report on Form 8-K, filed with the SEC on September 12, 2022) .

10.70	Contract Manufacturing and Packaging Agreement, dated September 19, 2022, by and between Sky-Raider, LLC Nerd Hemp and Nerd brands % Legal Ease, and Todos Botanicals Inc. (filed as Exhibit 10.1 to the Company’s report on Form 8-K, filed with the SEC on September 29, 2022.

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

** Previously filed

31

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Todos Medical Ltd.

Date: November 14, 2022	By:	/s/ Gerald Commissiong
Gerald Commissiong
Chief Executive Officer

Date: November 14, 2022	By:	/s/ Daniel Hirsch
Daniel Hirsch
Chief Financial Officer
(Principal Financial and Accounting Officer)

32